Form 10QSB
period 1995-03-31
BANYAN MORTGAGE INVESTORS L P II
filed 1995-05-19
CIK 778714

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                 Form 10-QSB



  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1995


  [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to       .


                           Commission file number 0-15027


                       BANYAN MORTGAGE INVESTORS L.P. II
      (Exact name of small business issuer as specified in its charter)


             Delaware                                       36-3365708
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification No.)


                          c/o KPMG Peat Marwick LLP,
                One Boston Place, Boston, Massachusetts  02108
                   (Address of principal executive offices)


                               (617) 338-2925
                         (Issuer's telephone number)


  Check whether the  issuer (1) filed all  reports required to be  filed by
  Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
  the past 90 days.  Yes  X .  No    .


  Depositary units outstanding as of May 5, 1995:  12,524,931





  Transitional Small Business Disclosure Format: Yes    . No  X .





                        PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements


                      Banyan Mortgage Investors L.P. II
                           (A Limited Partnership)
                                Balance Sheets
                     March 31, 1995 and December 31, 1994
                                 (Unaudited)


    ASSETS                                       1995           1994
    Cash and Cash Equivalents                  $ 2,709,802    $ 2,241,059
    Investment in Liquidating Trusts                     1              1
    Distributions Receivable from
    Liquidating Trusts                                 ---        196,616
    Prepaid Insurance                               42,246         78,892
    State Income Tax Refund Receivable                 ---         35,483
    Other Assets                                     6,837         26,175
                                              ------------    -----------

    Total Assets                               $ 2,758,886    $ 2,578,226
                                              ============    ===========

    LIABILITIES AND PARTNERS' CAPITAL

    Liabilities

    Accounts Payable and Accrued Expenses     $    389,954   $    273,602
    Distribution From Liquidating Trust            135,274         57,419
    Payable to Settling Class                 ------------     ----------

    Total Liabilities                              525,228        331,021
                                               -----------  -------------

    Commitments and Contingencies                      ---            ---

    Partners' Capital

    Partners Capital (12,526,153 Depositary
    Units Outstanding)                          2,233,849      2,247,396
    Treasury Units, at Cost, for 1,222
    Depositary Units                                 (191)          (191)
                                             -------------  -------------

    Total Partners' Capital                     2,233,658      2,247,205
                                            --------------  -------------



     The accompanying notes are an integral part of these financial statements.




    Total Liabilities and Partners' Capital  $  2,758,886   $  2,578,226
                                            ==============  =============

    Book Value Per Unit (12,524,931
    Depositary Units Outstanding)            $      0.178   $      0.179
                                             =============  =============

















































  The accompanying notes are an integral part of these financial statements.

                      Banyan Mortgage Investors L.P. II
                           (A Limited Partnership)
                      Statements of Income and Expenses
              for the Three Months Ended March 31, 1995 and 1994
                                 (Unaudited)

                                                       1995           1994

  INCOME
  Interest Income                                   $   22,336    $    7,572

  EXPENSES

  Expenses From Lending Activities:
    (Recovery of) Provision for Losses on
     Loans, Notes and Interest Receivable             (260,245)          ---

  Other Expenses:
    Unitholder Expenses                                 40,858        73,224
    Directors' Fees, Expenses and Insurance             45,648        61,649
    Other Professional Fees                             71,359        29,733
    General and Administrative                          40,811        36,758
    Provision for Arbitration and
    Litigation With Related Parties                     97,452           ---
                                                    -----------   ------------
     Total Other Expenses                              296,128       201,364

  (Recovery of) Class Action Settlement Costs              ---      (126,549)

  Total (Recoveries) Expenses                           35,883        74,815
                                                    ----------    -----------

  Net Income (Loss)                                 $  (13,547)   $  (67,243)
                                                    ==========    ===========

  Net Income (Loss) Allocated to General
  Partner (1%)                                      $     (135)   $     (672)
                                                    ==========    ===========

  Net Income (Loss) Allocated to Unitholders
  (99%)                                             $  (13,412)   $  (66,571)
                                                    ==========    ===========

  Net Income (Loss) Per Unit (Weighted
  Average Number of Depositary Units
  Outstanding 12,524,931)                           $   (0.001)   $   (0.005)
                                                    ==========    ===========





  The accompanying notes are an integral part of these financial statements.

                      Banyan Mortgage Investors L.P. II
                           (A Limited Partnership)
                       Statements of Partners' Capital
                  for the Three Months Ended March 31, 1995
                                 (Unaudited)

                               General                  Treasury
                               Partner    Unitholders     Units       Total


   Partners' Capital
   (Deficit),
   December 31, 1994          $(729,604)   $2,977,000   $    (191) $2,247,205
                              ----------   -----------  ---------- -----------


   Net Income (Loss)               (135)      (13,412)        ---     (13,547)
                              ----------   -----------    -------- -----------


   Partners' Capital
   (Deficit),
   March 31, 1995             $(729,739)   $2,963,588   $    (191) $2,233,658
                              ==========   ===========  ========== ==========




























  The accompanying notes are an integral part of these financial statements.

                      Banyan Mortgage Investors L.P. II
                           (A Limited Partnership)
                           Statements of Cash Flows
              for the Three Months Ended March 31, 1995 and 1994
                                 (Unaudited)

                                                       1995           1994
  CASH FLOWS FROM OPERATING ACTIVITIES:

  NET INCOME (LOSS)                                  $  (13,547)    $  (67,243)

  Adjustments to Reconcile Net Income (Loss)
  to Net Cash Used In Operating Activities:
  Amortization of Premium on Investments                    ---          7,564
  Provision for Arbitration and
  Litigation With Related Parties                        97,452            ---
  Net Change In:
    Distributions Receivable from
    Liquidating Trusts                                  196,616            ---
    State Income Tax Refund Receivable                   35,483            ---
    Prepaid Insurance                                    36,646         15,677
    Other Assets                                         19,338        (32,306)
    Accounts Payable and Accrued Expenses                18,900          8,339
    Distribution from Liquidating Trust
    Payable to Settling Class                            77,855            ---
                                                     -----------     ----------

  Net Cash Provided by (Used in) Operating
  Activities
                                                        468,743        (67,969)

  Net Increase (Decrease) in Cash and Cash
  Equivalents                                           468,743        (67,969)

  Cash and Cash Equivalents at Beginning of
  Period                                              2,241,059        965,886
                                                     -----------     ----------

  Cash and Cash Equivalents at End of Period         $2,709,802      $ 897,917
                                                     ===========     ==========












  The accompanying notes are an integral part of these financial statements.

                      Banyan Mortgage Investors L.P. II
                           (A Limited Partnership)
                        Notes to Financial Statements
                                March 31, 1995
                                 (Unaudited)

  1.   Basis of Presentation

       Readers of this quarterly report should refer to the audited financial statements for Banyan Mortgage Investors L.P. II (the "Partnership") for the year ended December 31, 1994 which are included in the Partnership s 1994 Annual Report as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report. These interim financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

       On August 19, 1992 the Partnership announced that the Board of Directors of its General Partner had approved a plan of liquidation. In accordance with the plan of liquidation, an initial liquidating distribution was made on September 25, 1992 to all unitholders of record as of August 31, 1992. The Board of Directors is in the process of liquidating the Partnership. Management is uncertain as to the proceeds that the Partnership may ultimately realize from its investments in certain liquidating trusts. The Partnership cannot be liquidated until those investments are sold or otherwise disposed of. The Partnership continues to carry its assets and liabilities at historical cost and believes that the carrying values of the Partnership s assets and liabilities would not differ materially if the financial statements were presented under a liquidation basis of accounting.

  2.   Summary of Significant Accounting Policies

  A.   Cash and Cash Equivalents

       Cash and cash equivalents represent deposits held with financial institutions in demand and money market accounts, as well as obligations of the U.S. Government and its agencies that have maturities of three months or less at the date of purchase. The Partnership records cash and cash equivalents at amortized cost which approximates market.

  B.   Investment in Liquidating Trusts

       In connection with the fifth amendment to the Creditor Repayment Agreement, the Partnership received an interest in three liquidating trusts that were established for the benefit of unsecured creditors of VMS Realty Partners and two of its affiliated entities. The trusts hold cash as well as secured and unsecured, notes and mortgages to individuals, entities, or real estate properties, most of which are subordinated to those of senior lenders. The Partnership records its investment in these liquidating trusts at its pro rata portion of the cash assets available for distribution in the trusts. Despite the fact

                      Banyan Mortgage Investors L.P. II
                           (A Limited Partnership)
                  Notes to Financial Statements (Continued)
                                March 31, 1995
                                 (Unaudited)



  that the Partnership believes that the notes and mortgages remaining in the trusts may have value, they are not accorded any carrying value due to the uncertainties regarding the timing and amount of any potential recovery. At March 31, 1995 and December 31, 1994, that pro rata portion amounted to $1.

       The Partnership records its portion of all receipts from these trusts as a reduction in the Provision for Losses on Mortgage Loans, Notes and Interest Receivable, when distributions are declared by the trusts. One of the trusts declared such a distribution on December 29, 1994 in the amount of $196,616 which was recorded as a receivable at December 31, 1994. With respect to that trust, pursuant to a settlement agreement with a settling class (the "Settling Class"), roughly 29% of all such distributions are to be remitted to the Settling Class.
  Accordingly, the Partnership has recorded a payable at December 31, 1994, in the amount of $57,419, representing the Settling Class s portion of the December 29, 1994 distribution.

       During the three months ended March 31, 1995, certain of the liquidating trusts declared, and the Partnership received, $338,100 in additional distributions from these trusts. Of those distributions, $77,855 is to be remitted to the Settling Class pursuant to the above agreement and has been included in the amount payable to the Settling Class at March 31, 1995.

  C.   Income Taxes

       No provision or credit for Federal income taxes has been recorded in the Partnership's financial statements because the results of its operations are included in the income tax returns of the Partners.

  D.   Book Value and Net Income (Loss) per Unit

  The Book Value per Unit is calculated by dividing Total Partner s Capital by the number of Depositary Units outstanding at the end of the respective years. Net Income (Loss) per Unit is computed by dividing Net Income (Loss) by the weighted average number of units outstanding during the year.

  3.   Transactions With Affiliates

       Administrative costs, primarily salaries and general and administrative expenses, have been reimbursed by the Partnership to Banyan Management Corp. ("BMC") prior to the decision of Banyan Management Investors, Inc., the General Partner of the Partnership, to terminate the Partnership s contractual relationship with BMC on October 27, 1994. Pursuant to the former administrative services agreement

                      Banyan Mortgage Investors L.P. II
                           (A Limited Partnership)
                  Notes to Financial Statements (Continued)
                                March 31, 1995
                                 (Unaudited)



  between BMC and the Partnership (the "BMC Services Agreement"), from January 1, 1993, through October 27, 1994, these costs were charged to each Banyan Fund based upon the actual number of hours spent by BMC personnel on matters related to that Fund. The Partnership's costs during the three months ended March 31, 1994 were $22,313.

  4.   Recovery of Class Action Settlement Costs and Expenses

       On January 25, 1994, the Partnership received net proceeds of $126,549 relating to a recovery of payments previously made into an escrow established as part of the class action settlement of the litigation captioned In re VMS Securities Litigation. The escrow was established to provide the officers and directors of the Partnership s general partner with monies to fund the cost of any litigation in which they may be named as defendants post settlement of the class action. Subsequently, the directors released the proceeds from the escrow and the Partnership purchased an insurance policy to cover the officers and directors.

  5.   Arbitration and Litigation with Related Parties

       On September 12, 1994, the Board of Directors (the "Board") of the general partner voted unanimously to terminate the employment by the Partnership of Mr. Leonard G. Levine, including Mr. Levine s employment as President of the general partner. The Board also elected Mr. Philip
  H. Brady, Jr., one of its members, to serve as Acting President and Acting Chief Financial Officer of the general partner. On September 16, 1994, the Board received notice that other officers of the general partner, including the Senior Vice President of Finance and
  Administration, the First Vice President, and the Vice President and General Counsel, had resigned effective September 12, 1994.

       Levine Arbitration

       On or about October 31, 1994, Mr. Levine initiated an arbitration proceeding against the Partnership before the American Arbitration Association. Mr. Levine claimed that he was entitled to an award of $127,567, plus interest and attorneys fees on account of the termination of his employment by the Partnership. The Partnership contested Mr. Levine's claims and, in addition, asserted certain claims against Mr. Levine in the BMC Lawsuit described below. On or about April 18, 1995, Mr. Levine was awarded by the arbitrator partial summary judgment on the issue of liability. The General Partner has taken the position that an agreement has been reached to settle the Levine Arbitration, but a settlement agreement memorializing that agreement has not been executed because the parties have disagreed as to certain additional terms that are outside the scope of the arbitration.

                      Banyan Mortgage Investors L.P. II
                           (A Limited Partnership)
                  Notes to Financial Statements (Continued)
                                March 31, 1995
                                 (Unaudited)



  Accordingly, the General Partner is unable to predict the ultimate outcome of the Levine Arbitration at this time. In the three months ended March 31, 1995, the Partnership recorded a provision for arbitration and litigation with related parties in the amount of $90,000 in connection with the Levine Arbitration. As of March 31, 1995, the Partnership has established a reserve in the aggregate amount of $90,000 for the Levine Arbitration, which reserve is included in accounts payable and accrued expenses.

       BMC Lawsuit

       On October 27, 1994, the Board determined that BMC had breached certain of its obligations to the Partnership pursuant to the BMC Services Agreement and resolved, unanimously, to terminate the BMC
  Services Agreement. In a simultaneous action, the Board resolved to engage KPMG Peat Marwick LLP to provide certain administrative and other services formerly provided by BMC. Subsequently, the Partnership made various demands upon BMC for return of the Partnership s books and records. On November 9, 1994, when these demands proved unsuccessful, the Partnership and Banyan Mortgage Investors L.P. commenced litigation against BMC and Mr. Levine, who continues to serve as President of BMC. In its lawsuit against BMC and Mr. Levine, the Partnership sought to recover possession of its funds, books and records which were under BMC s and Mr. Levine s control. The Partnership also sought to recover money damages and other relief against BMC and Mr. Levine. On November 22, 1994, the court ordered BMC to make the books and records of the Partnership available for copying by the Partnership. In addition, the court ordered Mr. Levine not to interfere with the Partnership's copying of its books and records.

       BMC answered the complaint in the BMC Lawsuit on November 22, 1994 and denied certain of the material allegations therein and asserted certain defenses. Mr. Levine answered the complaint on or about January 25, 1995 and also denied certain of the material allegations therein and asserted certain additional defenses. On December 1, 1994 BMC filed a counterclaim against the Partnership. In its counterclaim, BMC sought to recover $35,000 in contract termination fees from the Partnership under the BMC Services Agreement and for an order requiring the Partnership to transfer the capital stock of BMC owned by the
  Partnership to BMC.  The  Partnership denied the material  allegations of
  BMC's counterclaim and asserted certain additional defenses. The General Partner has conducted settlement negotiations in the BMC
  Lawsuit. However, the General Partner is unable to predict the ultimate outcome of the BMC Lawsuit at this time. The Partnership recorded a provision for arbitration and litigation with related parties in the amount of $7,452 in connection with the BMC Lawsuit. As of March 31, 1995, the Partnership has established a reserve in the aggregate amount

                      Banyan Mortgage Investors L.P. II
                           (A Limited Partnership)
                  Notes to Financial Statements (Continued)
                                March 31, 1995
                                 (Unaudited)



  of $7,452 for the BMC Lawsuit, which reserve is included in accounts payable and accrued expenses.

  Item 2.   Management's Discussion and Analysis

  General

       Banyan Mortgage Investors L.P. II (the "Partnership") is a Delaware limited partnership that was organized on September 30, 1985. The sole general partner of the Partnership is Banyan Mortgage Investors II, Inc., an Illinois corporation organized in 1985 (the "General Partner"). The Partnership was formed to invest primarily in junior mortgage loans and, secondarily, in wraparound and first mortgage loans, to VMS Realty Partners and its affiliates (collectively, "VMS"). Loans made by the Partnership were for initial terms of three, five or seven years, and could be paid at any time without a prepayment penalty. In February 1990, the Partnership, in response to VMS's decision to cease making payments on their loans due to their liquidity problems, ceased funding new wraparound and mortgage loans and suspended all relationships between the Partnership and VMS. The Partnership has been adversely affected as a result of the non-payment of amounts due from VMS on wraparound and mortgage loans and notes receivable. As a result of these defaults, in early 1990 the Partnership suspended the making of new loans (except for advances of additional funds under circumstances which it is deemed necessary to preserve the value of existing collateral) and suspended distributions to unitholders.

       The Partnership's business plan has been based upon preserving and maximizing the value of its remaining assets. On August 19, 1992 the General Partner announced that it had approved a formal plan of liquidation. In accordance with the plan of liquidation, an initial distribution in the amount of $1,941,557 ($0.155 per unit) was made on September 25, 1992 to all unitholders of record as of August 31, 1992. As permitted by the plan of liquidation, the General Partner established a cash reserve of approximately $1,300,000 to settle the Partnership's remaining obligations, and to pay the expenses associated with the liquidation and any other contingencies that may arise during final liquidation of the Partnership's remaining assets. Upon disposition of the Partnership's remaining non-cash assets and resolution of pending legal proceedings, the General Partner intends to complete the liquidation of the Partnership as promptly as practicable and to distribute the remaining cash assets, net of any reserves, to the unitholders. The General Partner does not contemplate the making of any additional liquidating distributions until the remaining non-cash assets have been disposed of.

       On   September  12,  1994,   the  General   Partner  terminated  the
  employment by the Partnership of Mr. Leonard G. Levine, including Mr. Levine's employment as President of the General Partner. The General Partner also appointed one of its independent Directors, Mr. Philip H. Brady, Jr., to serve as the Acting President and Acting Chief Financial Officer of the General Partner. On September 16, 1994, the General Partner received notice that William M. Karnes, Senior Vice President, Finance and Administration, Neil D. Hansen, First Vice President, and Robert G. Higgins, Vice President and General Counsel, resigned, effective September 12, 1994, as officers of the General Partner. On or about October 31, 1994, Mr. Levine initiated an arbitration proceeding (the "Levine Arbitration") against the Partnership before the American

  Arbitration Association in respect of the termination of his employment. See Results of Operations under this Part I, Item 2, Management's Discussion and Analysis, Part II, Item 1, Legal Proceedings, and Note 5 of Notes to Financial Statements for additional descriptions of the Levine Arbitration and related matters.

       Certain administrative and accounting services have been provided to the Partnership by KPMG Peat Marwick LLP since October 27, 1994. Prior to that date, certain administrative and accounting services were provided to the Partnership by Banyan Management Corporation ("BMC") pursuant to the Administrative Services Agreement, dated February 27, 1994 (the "BMC Services Agreement"), between the Partnership and BMC. On October 27, 1994, the Partnership terminated the BMC Services Agreement. BMC and Mr. Levine were named as defendants in a lawsuit brought by the Partnership and Banyan Mortgage Investors L.P. (the "BMC Lawsuit") as a result of certain actions by BMC and Mr. Levine relating to the termination by the Partnership of the BMC Services Agreement and certain other matters. See Results of Operations under this Part I,
  Item 2, Management's Discussion and Analysis, Part II, Item 1, Legal Proceedings, and Note 5 of Notes to Financial Statements for additional descriptions of the BMC Lawsuit and related matters.

  Liquidity and Capital Resources

       Cash and cash equivalents consist of cash and short-term investments. The Partnership's cash and cash equivalents balance at March 31, 1995 and December 31, 1994 was $2,709,802 and $2,241,059,
  respectively. This increase in cash and cash equivalents is due primarily to cash distributions received in January and February 1995 from Partners Liquidating Trust, in which the Partnership has a 3.46% beneficial interest. See Other Information under this Part I, Item 2, Management's Discussion and Analysis, for further details. The
  Partnership   also  earned   interest  income  on   its  cash   and  cash
  equivalents. The increase in cash and cash equivalents is offset in part by the payment of the Partnership's operating expenses, including litigation expenses incurred in connection with legal proceedings affecting the Partnership in the first quarter of 1995. See Part II,
  Item 1, Legal Proceedings, and Note 5 of Notes to Financial Statements for additional descriptions of the Levine Arbitration, the BMC Lawsuit and related matters.

       The  Partnership's future  source  of liquidity  is  expected to  be generated through interest earned on short-term investments in investment-grade securities, the possible receipt of cash distributions from its beneficial interest in certain liquidating trusts and, to a lesser extent, cash proceeds, if any, from the sale or other disposition of the Partnership's beneficial interests in those liquidating trusts. It is anticipated that this cash generated may be less than the Partnership's operating expenses during the remaining period of liquidation. A portion of the Partnership's cash will be used to meet any shortfall. The General Partner believes that the Partnership's cash and cash equivalents, together with interest earned on short-term investments, will be sufficient to meet the Partnership's reasonably anticipated cash needs for the foreseeable future.

       As of March 31, 1995, the General Partner has a deficit capital balance in the Partnership of $729,739. It is currently anticipated that the Partnership will be unable to recover this deficit upon liquidation due to the financial limitations of the General Partner. The Partnership has no obligation to cover this deficit on behalf of the General Partner.

       On March 31, 1992, the Partnership and other creditors of VMS and certain other parties executed the Creditor Repayment Agreement with various VMS entities. The Creditor Repayment Agreement, as amended by four subsequent amendments thereto, provided for the attempted sale by various VMS entities of their assets in an orderly manner and the disposition of the proceeds of such sales to the Partnership and such other creditors. On November 18, 1993, the Partnership, such other creditors and parties and various VMS entities executed the fifth amendment to the Creditor Repayment Agreement and on November 18 and December 28, 1993 the Partnership received distributions of cash totalling $1,281,289. The Partnership also received a 3.46% beneficial interest in Partners Liquidating Trust, a 9.1% beneficial interest in Chicago Wheaton Liquidating Trust, and a 93% beneficial interest in Investors Liquidating Trust (collectively, the "Liquidating Trusts"). At December 31, 1993, the $1,281,289 in distributions from the Liquidating Trusts interests were recorded on the Partnership's statement of income and expenses as a recovery of the provision for losses on loans, notes and interest receivable. In December 1994, the Partnership accrued cash distributions of $139,197 (net of amounts due to certain settling plaintiff class members under a settlement agreement entered into on September 25, 1991 by the Partnership) from Partners Liquidating Trust and $42,888 from Chicago Wheaton Liquidating Trust. Such amounts have been recorded as recoveries of losses on loans, notes and interest receivable in 1994, and were received in January 1995. Since December 31, 1994, the Partnership has accrued additional cash distributions of $190,610 (net of amounts due to such settling plaintiff class members under such settlement agreement) from Partners Liquidating Trust and $69,635 from Chicago Wheaton Liquidating Trust, which amounts were received in February 1995. The Partnership continues to monitor the extent and timing of possible cash to be received from the Liquidating Trusts and how this will impact the liquidation of the Partnership. In addition, the General Partner is exploring means of selling or otherwise disposing of the Partnership's beneficial interests in the Liquidating Trusts in order to complete the liquidation of the Partnership.

       For the quarter ended March 31, 1995, the Partnership valued its interests in the Liquidating Trusts at $1, which reflects its pro rata share of cash assets of the Liquidating Trusts available for distribution. The Partnership believes that the remaining assets in the Liquidating Trusts may have some value. However, those assets are not accorded any carrying value due to the substantial uncertainties regarding the timing and amount of potential recoveries. See Other

  Information of Management's Discussion and Analysis, and Note 2 of Notes to Financial Statements for additional descriptions of the Partnership's interest in the Liquidating Trusts.

       The Partnership's ultimate remaining return of cash to its unitholders is dependent upon, among other things: (i) the possible receipt of cash distributions from the Liquidating Trusts resulting from recoveries on remaining assets of the trusts; (ii) the disposition of the remaining non-cash assets of the Partnership and collection of sale proceeds, if any, therefrom; and (iii) the Partnership's ability to control its operating and liquidating expenses.

  Results of Operations

       Total income for the three months ended March 31, 1995 increased to $22,336 from $7,572 for the three months ended March 31, 1995. This increase in total income was due primarily to an increase in the amount of cash and cash equivalents held for investment by the Partnership and to the increase in interest rates available on such investments.

       Total expenses for the three months ended March 31, 1995 decreased to $35,883 from $74,815 for the three months ended March 31, 1994. The decline in total expenses for the first quarter of 1995 when compared to the first quarter of 1994 was due principally to an increase in recoveries of losses on loans, notes and interest receivable. During the quarter ended March 31, 1995, the Partnership recorded a $260,245 recovery of losses on loans, notes and interest receivable as a result of the $260,245 cash distributions to the Partnership from Partners Liquidating Trust accrued and received in February 1995. There was no similar recovery during the quarter ended March 31, 1994. This recovery was partially offset by the increases in costs of litigation incurred by the Partnership in connection with the Levine Arbitration and the BMC Lawsuit. The Partnership recovered in January 1994 certain expenses in the amount of $126,549 previously paid into escrow in connection with the class action settlement of the litigation captioned In re VMS Securities Litigation. There was no similar recovery during the quarter ended March 31, 1995.

       Other expenses increased by $94,764 for the first quarter of 1995 from the first quarter of 1994. This increase was due primarily to the increase in other professional fees to $71,359 for the first quarter of 1995 from $29,733 for the first quarter of 1994, and the recording of provisions aggregating $97,452 for arbitration and litigation with related parties relating to the Levine Arbitration and the BMC Lawsuit. See Part II, Item 1, Legal Proceedings, and Note 5 of Notes to Financial Statements for additional descriptions of the Levine Arbitration, the BMC Lawsuit and related matters. These increases were partially offset by decreases in unitholder expenses and directors' fees, expenses and insurance. Unitholder expenses declined in the amount of $32,366. Directors' fees, expenses and insurance declined in the amount of $16,001. Unitholder expenses decreased reflecting continuing efforts by the General Partner to control such expenses and the shifting of some costs associated with unitholder services from BMC to outside professional firms. The decrease in directors' fees, expenses and insurance is attributable to a decrease in the premium for director's and officer's insurance and continued cost control efforts by the General Partner. General and administrative expenses increased moderately to $40,811 for the three months ended March 31, 1995 form $36,758 for the three months ended March 31, 1994. This moderate change reflects continued efforts by the General Partner to control such expenses and the shifting of some general and administrative expenses to outside professional firms.

       These changes resulted in a net loss in the amount of $13,547 ($0.001 per unit) for the three months ended March 31, 1995 compared to a net loss of $67,243 (or $0.005 per unit) for the three months ended March 31, 1994.

  Other Information

       On October 4, 1993, the outstanding capital stock (the "Stock") of the General Partner was transferred to Banyan Mortgage Investors Holding Corp. ("Holding Corp.") pursuant to the terms of the class action settlement entered into by the Partnership on September 25, 1991. Under the terms of the settlement, VMS Realty, Inc., the prior owner of the Stock, agreed to transfer the Stock to an entity designated by the Partnership in return for certain releases. Holding Corp. is an Illinois corporation owned solely by Mr. Leonard G. Levine, the former President of the Partnership and the General Partner. Mr. Levine is also the sole director of Holding Corp. and President of BMC. Mr. Levine is currently involved in the Levine Arbitration and BMC and Mr. Levine are currently involved in the BMC Lawsuit. Holding Corp. has transferred the Stock to a ten-year irrevocable voting trust, the trustees of which are the three directors of the General Partner.
  Pursuant to the terms of the voting trust agreement between Holding Corp. and the trustees of the voting trust, the trustees are required to vote the Stock in the best interest of the unitholders of the Partnership. In conjunction with the transfer of the Stock, the name of the General Partner was changed from VMS Mortgage Investors II, Inc. to Banyan Mortgage Investors II, Inc.

       On November 18, 1993, the Partnership and other parties executed the fifth amendment to the Creditor Repayment Agreement and the Partnership received a 1.32% beneficial interest in Partners Liquidating Trust, a 9.1% beneficial interest in Chicago Wheaton Liquidating Trust, and a 93% interest in Investors Liquidating Trust.

       Neither the Partnership nor the General Partner controls Partners Liquidating Trust or any of its assets. The trustee of Partners Liquidating Trust is an affiliate of BMC. The trustee is not required to furnish, and has not furnished, financial statements to the Partnership with respect to Partners Liquidating Trust's financial condition and results of operation for the year ended December 31, 1994. Accordingly, the General Partner lacks current information with respect to the financial condition and results of operation Partners Liquidating Trust and its underlying assets. The General Partner also lacks current information regarding the value or collectibility of any of the assets of, Partners Liquidating Trust. Accordingly, the General Partner is unable to predict with any degree of certainty the timing or proceeds, if any, to Partners Liquidating Trust of any disposition of or recovery on any of the remaining assets of the trust. Based upon information furnished to the Partnership on behalf of the trustee of Partners Liquidating Trust, as of March 1, 1995 Partners Liquidating Trust retained approximately 33 different assets, described as follows: 16 "employee notes" evidencing indebtedness due from individuals (including Mr. Leonard G. Levine); 10 "assignment notes"; 1 "wrap note"; 1 "advance note"; 1 "promissory note"; an interest in a corporation; an interest in a joint venture; a claim for 75% of the proceeds of a note issued in connection with the settlement of a contract dispute; and a "chose-in-action". In addition, Partners Liquidating Trust held approximately 24 other "assignment notes" which are believed to have been either discharged or restructured under confirmed plans of reorganization of the parties liable on such notes. On or about December 29, 1994, certain beneficiaries of Partners Liquidating Trust purported to amend and restate the original agreement and declaration of trust dated November 17, 1993 (the "Original Trust Instrument") that established Partners Liquidating Trust, by an amended and restated declaration of trust dated as of December 29, 1994 (the "Amended Trust Instrument"). Certain other beneficiaries, including the Partnership, have taken the position that the purported amendment of Partners Liquidating Trust was ineffective. Accordingly, it is unclear whether the rights and obligations of the trustee and beneficiaries of Partners Liquidating Trust are currently governed by the terms and provisions of the Original Trust Instrument or the Amended Trust Instrument. However, the General Partner does not believe that this dispute will have a material impact on the financial condition or results of operation of the Partnership.

       Neither the Partnership nor the General Partner controls Chicago Wheaton Liquidating Trust or any of its assets. The trustee of Chicago Wheaton Liquidating Trust is an affiliate of BMC. The trustee is not required to furnish, and has not furnished, financial statements to the Partnership with respect to Chicago Wheaton Liquidating Trust's financial condition and results of operation for the year ended December 31, 1994. Accordingly, the General Partner lacks current information with respect to the financial condition or results of operation of Chicago Wheaton Liquidating Trust and its underlying assets. The General Partner also lacks current information regarding the value or collectibility of any of the assets of this Liquidating Trust. Accordingly, the General Partner is unable to predict with any degree of certainty the timing or proceeds, if any, to Chicago Wheaton Liquidating Trust of any disposition of or recovery on any of the remaining assets of this Liquidating Trust.

       The Partnership serves as the initial trustee of Investors Liquidating Trust. Prior to October 27, 1994, certain administrative and accounting services were provided to the Partnership by BMC, of which Mr. Levine is president, pursuant to the BMC Services Agreement. On October 27, 1994, the Partnership terminated the BMC Services Agreement. Since that date, the General Partner has sought and continues to seek information as to the financial condition and results of operation of Investors Liquidating Trust, including of its underlying assets. The General Partner lacks sufficient information to describe the financial condition or results of operation of Investors Liquidating Trust, or its underlying assets, at the present time. The General Partner also lacks sufficient information regarding the value or collectibility of any of the assets of Investors Liquidating Trust, other than an insignificant amount of cash assets. Accordingly, the General Partner is unable to predict with any degree of certainty the timing or proceeds, if any, to Investors Liquidating Trust of any disposition of or recovery on any of the remaining assets of this Liquidating Trust.

       During the three months ended March 31, 1995, the Partnership received unsolicited proposals from two unrelated third parties seeking to acquire the Partnership or a controlling interest in the Partnership. Neither of those proposals remains active.

       Because of the inability to predict with any degree of certainty the timing or amount of proceeds of any disposition of the Partnership's remaining non-cash assets, the General Partner is unable to estimate the timing or amount of any final liquidating distribution to unitholders.

                                   PART II

  Item 1.  Legal Proceedings

  The Levine Arbitration

       On   September  12,  1994,   the  General   Partner  terminated  the
  employment by the Partnership of Mr. Leonard G. Levine, including Mr. Levine's employment as President of the General Partner. The General Partner also appointed one of its independent Directors, Mr. Philip H. Brady, Jr., to serve as the Acting President and Acting Chief Financial Officer of the General Partner. On September 16, 1994, the General Partner received notice that William M. Karnes, Senior Vice President, Finance and Administration, Neil D. Hansen, First Vice President, and Robert G. Higgins, Vice President and General Counsel, resigned, effective September 12, 1994, as officers of the General Partner.

       On or about October 31, 1994, Mr. Levine initiated an arbitration proceeding (the "Levine Arbitration") against the Partnership before the American Arbitration Association, claiming $127,567, plus interest and attorneys fees, under the Second Amended and Restated Employment Agreement, dated as of December 31, 1992, between Mr. Levine and the Partnership on account of the termination of his employment. The Partnership contested Mr. Levine's claims and, in addition, asserted certain claims against Mr. Levine in the BMC Lawsuit. On or about April 18, 1995, Mr. Levine was awarded by the arbitrator partial summary judgment on the issue of liability. The General Partner has taken the position that an agreement has been reached to settle the Levine Arbitration, but a settlement agreement memorializing that agreement has not been executed because the parties have disagreed as to certain additional terms that are outside the scope of the arbitration.
  Accordingly, the General Partner is unable to predict the ultimate outcome of the Levine Arbitration at this time. In the three months ended March 31, 1995, the Partnership recorded a provision for arbitration and litigation with related parties in the amount of $90,000 in connection with the Levine Arbitration. As of March 31, 1995, the Partnership has established a reserve in the aggregate amount of $90,000 for the Levine Arbitration, which reserve is included in accounts payable and accrued expenses. See Part I, Item 2, Management's Discussion and Analysis, and Note 5 of Notes to Financial Statements for additional descriptions of the Levine Arbitration and related matters.

  The BMC Lawsuit

       On October 27, 1994, the General Partner determined that Banyan Management Corporation ("BMC") had breached various of its obligations to the Partnership under the Administrative Services Agreement (the "BMC Services Agreement"), dated as of February 27, 1994, between the Partnership and BMC, and terminated the BMC Services Agreement. In a simultaneous action, the Partnership engaged KPMG Peat Marwick LLP to provide certain administrative and other services formerly provided by BMC. Subsequently, the Partnership made various demands upon BMC for return of the Partnership's books and records.

       When these demands proved unsuccessful, the Partnership together with Banyan Mortgage Investors L.P. commenced litigation (the "BMC Lawsuit") on November 9, 1994 against BMC and Leonard G. Levine. In the BMC Lawsuit, the Partnership sought to recover possession of its funds, books and records which were under BMC's and Mr. Levine's control. The Partnership also sought money damages and other relief. On November 22, 1994, the court ordered BMC to make the books and records of the Partnership available for copying by the Partnership. In addition, the court ordered Mr. Levine not to interfere with the Partnership's copying of its books and records.

       BMC answered the complaint in the BMC Lawsuit on November 22, 1994 and denied certain of the material allegations therein and asserted certain defenses. Mr. Levine answered the complaint on or about January 25, 1995 and also denied certain of the material allegations therein and asserted certain additional defenses. On December 1, 1994 BMC filed a counterclaim against the Partnership. In its counterclaim, BMC sought to recover $35,000 in contract termination fees from the Partnership under the BMC Services Agreement and for an order requiring the Partnership to transfer the capital stock of BMC owned by the Partnership to BMC. The Partnership denied the material allegations of
  BMC's counterclaim and asserted certain additional defenses. The General Partner has conducted settlement negotiations in the BMC
  Lawsuit. However, the General Partner is unable to predict the ultimate outcome of the BMC Lawsuit at this time. The Partnership recorded a provision  for  arbitration and  litigation with  related parties  in the amount of $7,452 in connection with the BMC Lawsuit. As of March 31, 1995, the Partnership has established a reserve in the aggregate amount of $7,452 for the BMC Lawsuit, which reserve is included in accounts payable and accrued expenses. See Part I, Item 2, Management's Discussion and Analysis, and Note 5 of Notes to Financial Statements for additional descriptions of the BMC Lawsuit and related matters.

  Item 6.  Exhibits and Reports on Form 8-K

       (a)  The following exhibit is filed as part of this Report:

       Exhibit 27.1     Financial Data Schedule (EDGAR Filer)

       (b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                  SIGNATURES

       PURSUANT to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

  BANYAN MORTGAGE INVESTORS L.P. II

  By:  Banyan Mortgage Investors II, Inc.
       its General Partner


  By:  /s/ Philip H. Brady, Jr.                         Date:  May 19, 1995
       Philip H. Brady, Acting President
       and Acting Chief Financial and
       Accounting Officer

                                EXHIBIT INDEX


  Exhibit No.                                            Page No.


  27.1      Financial Data Schedule (EDGAR Filer)           22