Form 10QSB
period 1995-06-30
BANYAN MORTGAGE INVESTORS L P II
filed 1995-08-14
CIK 778714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  Form 10-QSB



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from to .


                         Commission file number 0-15027

                        VMTGZ MORTGAGE INVESTORS L.P. II
                   (f/k/a BANYAN MORTGAGE INVESTORS L.P. II)
       (Exact name of small business issuer as specified in its charter)


           Delaware                                       36-3365708
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


                           c/o KPMG Peat Marwick LLP,
                99 High Street, Boston, Massachusetts 02110-2371
                    (Address of principal executive offices)


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


Depositary units outstanding as of August 8, 1995:  12,526,123


Transitional Small Business Disclosure Format: Yes    . No  X .

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        VMTGZ Mortgage Investors L.P. II
                            (A Limited Partnership)
                                 Balance Sheets
                      June 30, 1995 and December 31, 1994
                                  (Unaudited)


ASSETS                                                1995              1994
                                                   -----------      -----------

Cash and Cash Equivalents                        $   2,443,607    $   2,241,059
Investment in Liquidating Trusts                             1                1
Receivable from Investment in Liquidating
Trusts                                                  39,812          196,616
Prepaid Insurance                                      178,656           78,892
State Income Tax Refund Receivable                        --             35,483
Other Assets                                             5,337           26,175
                                                 -------------    -------------

Total Assets                                     $   2,667,413    $   2,578,226
                                                 =============    =============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Accounts Payable and Accrued Expenses            $     368,912    $     273,602
Distribution From Liquidating Trust Payable to
Settling Class                                         135,274           57,419
                                                 -------------     -------------

Total Liabilities                                      504,186          331,021
                                                -------------      -------------

Commitments and Contingencies                             --               --

Partners' Capital

Partners Capital (12,526,153 Depositary Units
Outstanding)                                         2,163,418        2,247,396
Treasury Units, at Cost, for 1,222 Depositary
Units                                                     (191)            (191)
                                                 -------------    -------------

Total Partners' Capital                              2,163,227        2,247,205
                                                 -------------    -------------

Total Liabilities and Partners' Capital          $   2,667,413    $   2,578,226
                                                 =============    =============

Book Value Per Unit (12,524,931 Depositary
Units Outstanding)                               $       0.173    $       0.179
                                                 =============    =============


The accompanying notes are an integral part of these financial statements.

                        VMTGZ Mortgage Investors L.P. II
                            (A Limited Partnership)
                       Statements of Income and Expenses
                for the Six Months Ended June 30, 1995 and 1994
                                  (Unaudited)


                                                    1995          1994
                                                  --------      --------

INCOME
Interest Income                                  $   55,552    $   26,859
                                                 ----------    ----------

EXPENSES

Expenses From Lending Activities:
  (Recovery of) Provision for Losses on
   Loans, Notes and Interest Receivable            (300,057)         --

Other Expenses:
  Unitholder Expenses                                47,362       103,708
  Directors' Fees, Expenses and Insurance            96,736       120,581
  Other Professional Fees                           120,609       154,560
  General and Administrative                         77,428        75,369
  Settlement Costs for Arbitration and
  Litigation With Related Parties                    97,452          --
                                                 ----------    ----------
   Total Other Expenses                             439,587       454,218

(Recovery of) Class Action Settlement Costs            --        (126,549)
  and Expenses

Total (Recoveries) Expenses                         139,530       327,669
                                                 ----------    ----------

Net Income (Loss)                                $  (83,978)   $ (300,810)
                                                 ==========    ==========

Net Income (Loss) Allocated to General Partner
(1%)                                             $     (840)   $   (3,008)
                                                 ==========    ==========

Net Income (Loss) Allocated to Unitholders
(99%)                                            $  (83,138)   $ (297,802)
                                                 ==========    ==========

Net Income (Loss) Per Unit (Weighted Average
Number of Depositary Units Outstanding
12,524,931)                                      $   (0.007)   $   (0.024)
                                                 ==========    ==========


The accompanying notes are an integral part of these financial statements.

                        VMTGZ Mortgage Investors L.P. II
                            (A Limited Partnership)
                       Statements of Income and Expenses
               for the Three Months Ended June 30, 1995 and 1994
                                  (Unaudited)

                                                           1995          1994
                                                         --------      --------

INCOME
Interest Income                                         $  33,217     $  19,287

EXPENSES

Expenses From Lending Activities:
  (Recovery of) Provision for Losses on
   Loans, Notes and Interest Receivable                   (39,812)         --

Other Expenses:
  Unitholder Expenses                                       6,503        30,484
  Directors' Fees, Expenses and Insurance                  51,088        58,932
  Other Professional Fees                                  49,250       124,827
  General and Administrative                               36,617        38,611
  Settlement Costs for Arbitration and
  Litigation With Related Parties                            --            --
                                                        ---------     ---------
   Total Other Expenses                                   143,458       252,854

(Recovery of) Class Action Settlement Costs                  --            --
  and Expenses

Total (Recoveries) Expenses                               103,646       252,854
                                                        ---------     ---------

Net Income (Loss)                                       $ (70,429)    $(233,567)
                                                        =========     =========

Net Income (Loss) Allocated to General Partner
 (1%)                                                   $    (704)    $  (2,336)
                                                        =========     =========

Net Income (Loss) Allocated to Unitholders
(99%)                                                   $ (69,725)    $(231,231)
                                                        =========     =========

Net Income (Loss) Per Unit (Weighted Average
Number of Depositary Units Outstanding
12,524,931)                                             $  (0.006)    $  (0.019)
                                                        =========     =========



The accompanying notes are an integral part of these financial statements.

                        VMTGZ Mortgage Investors L.P. II
                            (A Limited Partnership)
                        Statements of Partners' Capital
                     for the Six Months Ended June 30, 1995
                                  (Unaudited)


                         General                   Treasury
                         Partner    Unitholders      Units          Total

Partners' Capital
(Deficit),
December 31, 1994      (729,604)     2,977,000           (191)     2,247,205
                    -----------    -----------    -----------    -----------

Net Income (Loss)          (840)       (83,138)          --          (83,978)
                    -----------    -----------    -----------    -----------


Partners' Capital
(Deficit),
June 30, 1995       $  (730,444)   $ 2,893,862    $      (191)   $ 2,163,227
                    ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

                        VMTGZ Mortgage Investors L.P. II
                            (A Limited Partnership)
                            Statements of Cash Flows
                for the Six Months Ended June 30, 1995 and 1994
                                  (Unaudited)


                                                     1995           1994
                                                 ------------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                               $   (83,978)   $  (300,810)

Adjustments to Reconcile Net Income (Loss) to
Net Cash Used In Operating Activities:
Amortization of Premium on Investments                 --             --
Provision for Settlement of Arbitration and
Litigation With Related Parties                        --             --
Net Change In:
  Receivable from Investment in
  Liquidating Trusts                                156,804           --
  State Income Tax Refund Receivable                 35,483           --
  Prepaid Insurance                                 (99,764)       (77,151)
  Other Assets                                       20,838         (4,320)
  Accounts Payable and Accrued Expenses              95,310         21,522
  Distribution from Liquidating Trust
  Payable to Settling Class                          77,855           --
                                                -----------    -----------

Net Cash Provided by (Used in) Operating
Activities                                          202,548       (360,759)

Cash Flows From Investing Activities:
  Proceeds from the Sale of Marketable
  Securities                                           --          792,187
                                                -----------    -----------

Net Increase (Decrease) in Cash and Cash
Equivalents                                         202,548        431,428

Cash and Cash Equivalents at Beginning of
Period                                            2,241,059        965,886
                                                -----------    -----------

Cash and Cash Equivalents at End of Period      $ 2,443,607    $ 1,397,314
                                                 ==========   ============


The accompanying notes are an integral part of these financial statements.

                        VMTGZ Mortgage Investors L.P. II
                            (A Limited Partnership)
                         Notes to Financial Statements
                                 June 30, 1995
                                  (Unaudited)

1.       Basis of Presentation

     Readers of this quarterly report should refer to the audited financial statements for VMTGZ Mortgage Investors L.P. II (the "Partnership"), formerly known as Banyan Mortgage Investors L.P. II, for the year ended December 31, 1994 which are included in the Partnership's 1994 Annual Report as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report. These interim financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

     On August 19, 1992 the Partnership announced that the Board of Directors of its General Partner had approved a plan of liquidation. In accordance with the plan of liquidation, an initial liquidating distribution was made on September 25, 1992 to all unitholders of record as of August 31, 1992. The Board of Directors is in the process of liquidating the Partnership. Management is uncertain as to the proceeds that the Partnership may ultimately realize from its investments in certain liquidating trusts. The Partnership cannot be liquidated until those investments are sold or otherwise disposed of. The Partnership continues to carry its assets and liabilities at historical cost and believes that the carrying values of the Partnership's assets and liabilities would not differ materially if the financial statements were presented under a liquidation basis of accounting.

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

B.       Investment in Liquidating Trusts

         In connection with the fifth amendment to the Creditor Repayment Agreement, the Partnership received an interest in three liquidating trusts that were established for the benefit of unsecured creditors of VMS Realty Partners and two of its affiliated entities. The trusts hold cash as well as secured and unsecured, notes and mortgages to individuals, entities, or real estate properties, most of which are subordinated to those of senior lenders. The Partnership records its investment in these liquidating trusts at its pro rata

                        VMTGZ Mortgage Investors L.P. II
                            (A Limited Partnership)
                         Notes to Financial Statements
                                 June 30, 1995
                                  (Unaudited)


portion  of the cash  assets  available  for  distribution  in the  trusts.
Despite the fact that the Partnership believes that the notes and mortgages remaining in the trusts may have value, they are not accorded any carrying value due to the uncertainties regarding the timing and amount of any potential recovery. At June 30, 1995 and December 31, 1994, that pro rata portion amounted to $1.
         The Partnership records its portion of all receipts from these trusts as a reduction in the Provision for Losses on Mortgage Loans, Notes and Interest Receivable, when distributions are declared by the trusts. One of the trusts declared such a distribution on December 29, 1994 in the amount of $196,616 which was recorded as a receivable at December 31, 1994. With respect to that trust, pursuant to a settlement agreement with a settling class (the "Settling Class"), roughly 29% of all such distributions are to be remitted to the Settling Class. Accordingly, the Partnership recorded a payable at December 31, 1994, in the amount of $57,419, representing the Settling Class's portion of the December 29, 1994 distribution.

         During the six months ended June 30, 1995, certain of the liquidating trusts declared, and the Partnership received, $338,100 in additional distributions from these trusts. Of those distributions, $77,855 is to be remitted to the Settling Class pursuant to the above agreement and has been included in the amount payable to the Settling Class at June 30, 1995.

         On June 28, 1995, the Partnership sold its beneficial interest in one of the liquidating trusts to a third party for $39,812. That amount was recorded as a reduction in the Provision for Losses on Mortgage Loans, Notes and Interest Receivable and is reflected as a receivable at June 30, 1995.

C.       Income Taxes

         No provision or credit for Federal income taxes has been recorded in the Partnership's financial statements because the results of its operations are included in the income tax returns of the Partners.

D.       Book Value and Net Income (Loss) per Unit

         The Book Value per Unit is calculated by dividing Total Partner's Capital by the number of Depositary Units outstanding at the end of the respective years. Net Income (Loss) per Unit is computed by dividing Net Income
(Loss) by the weighted average number of units outstanding during the year.

                        VMTGZ Mortgage Investors L.P. II
                            (A Limited Partnership)
                         Notes to Financial Statements
                                 June 30, 1995
                                  (Unaudited)


3.       Transactions With Affiliates

         Administrative costs, primarily salaries and general and administrative expenses, have been reimbursed by the Partnership to Banyan Management Corp. ("BMC") prior to the decision of VMTGZ Mortgage Investors II, Inc., the General Partner of the Partnership (formerly known as Banyan Mortgage Investors II, Inc.), to terminate the Partnership's contractual relationship with BMC on October 27, 1994. Pursuant to the former administrative services agreement between BMC and the Partnership (the "BMC Services Agreement"), from January 1, 1993, through October 27, 1994, these costs were charged to each Banyan Fund based upon the actual number of hours reportedly spent by BMC personnel on matters related to that Fund. The Partnership's costs during the six months ended June 30, 1994 were $45,668.

4.       Recovery of Class Action Settlement Costs and Expenses

         On January 25, 1994, the Partnership received net proceeds of $126,549 relating to a recovery of payments previously made into an escrow established as part of the class action settlement of the litigation captioned In re VMS Securities Litigation. The escrow was established to provide the officers and directors of the Partnership's general partner with monies to fund the cost of any litigation in which they may be named as defendants post settlement of the class action. Subsequently, the directors released the proceeds from the escrow and the Partnership purchased an insurance policy to cover the officers and directors.

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

         Levine Arbitration

     On or about October 31, 1994, Mr. Levine initiated an arbitration proceeding against the Partnership before the American Arbitration Association. Mr. Levine claimed that he was entitled to an award of $127,567, plus interest

                        VMTGZ Mortgage Investors L.P. II
                            (A Limited Partnership)
                         Notes to Financial Statements
                                 June 30, 1995
                                  (Unaudited)


and attorneys' fees on account of the termination of his employment by the Partnership. The Partnership contested Mr. Levine's claims and, in addition, asserted certain claims against Mr. Levine in the BMC Lawsuit. In May 1995, the Partnership settled this arbitration proceeding and a consent award was entered providing for a gross severance payment of $90,000 from the Partnership to Mr. Levine in full settlement of Mr. Levine's claims. That amount had been previously reserved for and was paid during May 1995.

         BMC Lawsuit

         On October 27, 1994, the Board determined that BMC had breached certain of its obligations to the Partnership pursuant to the BMC Services Agreement and resolved, unanimously, to terminate the BMC Services Agreement. In a simultaneous action, the Board resolved to engage KPMG Peat Marwick LLP to provide certain administrative and other services formerly provided by BMC. Subsequently, the Partnership made various demands upon BMC for return of the Partnership's books and records. On November 9, 1994, when these demands proved unsuccessful, the Partnership and VMLPZ Mortgage Investors L.P. (formerly known as Banyan Mortgage Investors L.P.) commenced litigation against BMC and Mr. Levine, who continues to serve as President of BMC. In its lawsuit against BMC and Mr. Levine, the Partnership sought to recover possession of its funds, books and records which were under BMC's and Mr. Levine's control. The Partnership also sought to recover money damages and other relief against BMC and Mr. Levine. On November 22, 1994, the court ordered BMC to make the books and records of the Partnership available for copying by the Partnership. In addition, the court ordered Mr. Levine not to interfere with the Partnership's copying of its books and records.

         BMC answered the complaint in the BMC Lawsuit on November 22, 1994 and denied certain of the material allegations therein and asserted certain defenses. Mr. Levine answered the complaint on or about January 25, 1995 and also denied certain of the material allegations therein and asserted certain additional defenses. On December 1, 1994 BMC filed a counterclaim against the Partnership. In its counterclaim, BMC sought to recover $35,000 in contract termination fees from the Partnership under the BMC Services Agreement and for an order requiring the Partnership to transfer the capital stock of BMC owned by the Partnership to BMC. The Partnership denied the material allegations of BMC's counterclaim and asserted certain additional defenses. The General Partner has conducted settlement negotiations in the BMC Lawsuit. However, the General Partner is unable to predict the ultimate outcome of the BMC Lawsuit at this time. The Partnership recorded a provision for arbitration and litigation with related parties in the amount of $7,452 in connection with the BMC Lawsuit. As of June 30, 1995,

                        VMTGZ Mortgage Investors L.P. II
                            (A Limited Partnership)
                         Notes to Financial Statements
                                 June 30, 1995
                                  (Unaudited)


the Partnership has established a reserve in the aggregate amount of $7,452 for the BMC Lawsuit, which reserve is included in accounts payable and accrued expenses.

Item 2.           Management's Discussion and Analysis

General

         VMTGZ Mortgage Investors L.P. II (the "Partnership") is a Delaware limited partnership that was organized on September 30, 1985. In June 1995, the Partnership changed its name from Banyan Mortgage Investors L.P. II to VMTGZ Mortgage Investors L.P. II. The sole general partner of the Partnership is VMTGZ Mortgage Investors II, Inc., an Illinois corporation organized in 1985 (the "General Partner") and formerly known as Banyan Mortgage Investors II, Inc. The Partnership was formed to invest primarily in junior mortgage loans and, secondarily, in wraparound and first mortgage loans, to VMS Realty Partners and its affiliates (collectively, "VMS"). Loans made by the Partnership were for initial terms of three, five or seven years, and could be paid at any time without a prepayment penalty. In February 1990, the Partnership, in response to VMS's decision to cease making payments on their loans due to their liquidity problems, ceased funding new wraparound and mortgage loans and suspended all relationships between the Partnership and VMS. The Partnership was adversely affected as a result of the non-payment of amounts due from VMS on wraparound and mortgage loans and notes receivable. As a result of these defaults, in early 1990 the Partnership suspended the making of new loans (except for advances of additional funds under circumstances which it is deemed necessary to preserve the value of existing collateral) and suspended distributions to unitholders.

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

     On September 12, 1994, the General Partner terminated the employment by the Partnership of Mr. Leonard G. Levine, including Mr. Levine's employment as President of the General Partner. The General Partner also appointed one of its independent Directors, Mr. Philip H. Brady, Jr., to serve as the Acting President and Acting Chief Financial Officer of the General Partner. On September 16, 1994, the General Partner received notice that William M. Karnes,

Senior Vice President,  Finance and Administration,  Neil D. Hansen,  First
Vice President, and Robert G. Higgins, Vice President and General Counsel, resigned, effective September 12, 1994, as officers of the General Partner. On or about October 31, 1994, Mr. Levine initiated an arbitration proceeding (the "Levine Arbitration") against the Partnership before the American Arbitration Association in respect of the termination of his employment. In May 1995, the Levine Arbitration was settled. See Results of Operations under this Part I,
Item  2,  Management's   Discussion  and  Analysis,   Part  II,  Item  1,  Legal
Proceedings, and Note 5 of Notes to Financial Statements for additional descriptions of the Levine Arbitration and related matters.

         Certain administrative and accounting services have been provided to the Partnership by KPMG Peat Marwick LLP since October 27, 1994. Prior to that date, certain administrative and accounting services were provided to the Partnership by Banyan Management Corporation ("BMC") pursuant to the Administrative Services Agreement, dated February 27, 1994 (the "BMC Services Agreement"), between the Partnership and BMC. On October 27, 1994, the Partnership terminated the BMC Services Agreement. BMC and Mr. Levine were named as defendants in a lawsuit brought by the Partnership and VMLPZ Mortgage Investors L.P. formerly known as Banyan Mortgage Investors L.P. (the "BMC Lawsuit") as a result of certain actions by BMC and Mr. Levine relating to the termination by the Partnership of the BMC Services Agreement and certain other matters. See Results of Operations under this Part I, Item 2, Management's Discussion and Analysis, Part II, Item 1, Legal Proceedings, and Note 5 of Notes to Financial Statements for additional descriptions of the BMC Lawsuit and related matters.

Liquidity and Capital Resources

         Cash and cash equivalents consist of cash and short-term investments. The Partnership's cash and cash equivalents balance at June 30, 1995 and December 31, 1994 was $2,443,607 and $2,241,059, respectively. This increase in cash and cash equivalents is due primarily to cash distributions received in January and February 1995 from Partners Liquidating Trust, in which the Partnership had a 3.46% beneficial interest. See Other Information under this
Part I, Item 2, Management's Discussion and Analysis, and Note 2 of Notes to Financial Statements for further details (including details regarding the Partnership's sale of its interest in Partners Liquidating Trust in June 1995). The Partnership also earned interest income on its cash and cash equivalents. The increase in cash and cash equivalents is offset in part by payment of the Partnership's operating expenses, including litigation expenses incurred in connection with legal proceedings affecting the Partnership in the first quarter of 1995. See Part II, Item 1, Legal Proceedings, and Note 5 of Notes to Financial Statements for additional descriptions of the Levine Arbitration, the BMC Lawsuit and related matters.

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

         As of June 30, 1995, the General Partner has a deficit capital balance in the Partnership of $730,444. It is currently anticipated that the Partnership will be unable to recover this deficit upon liquidation due to the financial limitations of the General Partner. The Partnership has no obligation to cover this deficit on behalf of the General Partner.

         On March 31, 1992, the Partnership and other creditors of VMS and certain other parties executed the Creditor Repayment Agreement with various VMS entities. The Creditor Repayment Agreement, as amended by four subsequent amendments thereto, provided for the attempted sale by various VMS entities of their assets in an orderly manner and the distribution of the net proceeds of such sales to the Partnership and such other creditors. On November 18, 1993, the Partnership, such other creditors and parties and various VMS entities executed the fifth amendment to the Creditor Repayment Agreement and on November 18 and December 28, 1993 the Partnership received distributions of cash totaling $1,281,289. The Partnership also received a 3.46% beneficial interest in Partners Liquidating Trust, a 9.1% beneficial interest in Chicago Wheaton Liquidating Trust, and a 93% beneficial interest in Investors Liquidating Trust (collectively, the "Liquidating Trusts"). At December 31, 1993, the $1,281,289 in distributions from the Liquidating Trusts interests were recorded on the Partnership's statement of income and expenses as a recovery of the provision for losses on loans, notes and interest receivable. In December 1994, the Partnership accrued cash distributions of $139,197 (net of amounts due to certain settling plaintiff class members under a settlement agreement entered into on September 25, 1991 by the Partnership) from Partners Liquidating Trust and $42,888 from Chicago Wheaton Liquidating Trust. Such amounts were recorded as recoveries of losses on loans, notes and interest receivable in 1994, and were received in January 1995. Since December 31, 1994, the Partnership has accrued additional cash distributions of $190,610 (net of amounts due to such settling plaintiff class members under such settlement agreement) from Partners Liquidating Trust and $69,635 from Chicago Wheaton Liquidating Trust, which amounts were received in February 1995. In June 1995, the Partnership sold its beneficial interest in Partners Liquidating Trust for $39,812. See Other Information of Management's Discussion and Analysis, and Note 2 of Notes to Financial Statements. The Partnership continues to monitor the extent and timing of possible cash to be received from Chicago Wheaton Liquidating Trust and Investors Liquidating Trust and how this will impact the liquidation of the Partnership. In addition, the General Partner is exploring means of selling or otherwise disposing of the Partnership's remaining beneficial interests in the Liquidating Trusts in order to complete the liquidation of the Partnership.

         At the end of the second quarter of 1995, the Partnership valued its interests in Chicago Wheaton Liquidating Trust and Investors Liquidating Trust at $1, which reflects its pro rata share of cash assets of these trusts available for distribution. The Partnership believes that the remaining assets in these trusts may have some value. However, those assets are not accorded any carrying value due to the substantial uncertainties regarding the timing and amount of potential recoveries. See Other Information of Management's Discussion and Analysis, and Note 2 of Notes to Financial Statements for additional descriptions of the Partnership's interest in the Liquidating Trusts.

         The Partnership's ultimate remaining return of cash to its unitholders is dependent upon, among other things: (i) the possible receipt of cash distributions from Chicago Wheaton Liquidating Trust and Investors Liquidating Trust resulting from recoveries on remaining assets of these trusts; (ii) the disposition of the remaining non-cash assets (including its remaining interests in the Liquidating Trusts) of the Partnership and collection of sale proceeds, if any, therefrom; and (iii) the Partnership's ability to control its operating and liquidating expenses.

Results of Operations

         Total income for the three months ended June 30, 1995 increased to $33,217 from $19,287 for the three months ended June 30, 1994. This increase in total income was due primarily to an increase in the amount of cash and cash equivalents held for investment by the Partnership.

         Total expenses for the three months ended June 30, 1995 decreased to $103,646 from $252,854 for the three months ended June 30, 1994. The decline in total expenses for the second quarter of 1995 when compared to the second quarter of 1994 was due principally to the recovery of $39,812 recorded on provision for losses on loans, notes and interest receivable in connection with the sale of the Partnership's beneficial interest in Partners Liquidating Trust in June 1995. There was no similar recovery during the quarter ended June 30, 1994. Unitholder expenses and general and other professional fees also decreased in the three months ended June 30, 1995.

         Other expenses decreased by $109,396 for the second quarter of 1995 from the second quarter of 1994. This decrease was due primarily to the decrease in other professional fees to $49,250 for the second quarter of 1995 from

$124,827 for the second quarter of 1994, and the decrease in unitholder expenses to $6,503 for the second quarter of 1995 from $30,484 for the second quarter of 1994. Directors' fees, expenses and insurance also declined in the amount of $7,844 and general and administrative expenses declined in the amount of $1,994. Unitholder expenses and other professional fees decreased reflecting continuing efforts by the General Partner to control such expenses. The decrease in directors' fees, expenses and insurance is attributable to a decrease in the premium for director's and officer's insurance and continued cost control efforts by the General Partner. General and administrative expenses decreased moderately to $36,617 for the three months ended June 30, 1995 form $38,611 for the three months ended June 30, 1994, reflecting continued cost control efforts by the General Partner.

         These changes resulted in a net loss in the amount of $70,429 ($0.006 per unit) for the three months ended June 30, 1995 compared to a net loss of $233,567 (or $0.019 per unit) for the three months ended June 30, 1994.

         Total income for the six months ended June 30, 1995 increased to $55,552 from $26,859 for the six months ended June 30, 1994. This increase was due primarily to an increase in the average amount of cash and cash equivalents held for investment by the Partnership.

         Total expenses for the six months ended June 30, 1995 decreased to $139,530 from $327,669 for the six months ended June 30, 1994. The decline in total expenses for the six moths ended June 30, 1995 when compared to the six months ended June 30, 1994 was due principally to an increase in recoveries of losses on loans, notes and interest receivable. During the six months ended June 30, 1995, the Partnership recorded a $260,245 recovery of losses on loans, notes and interest receivable as a result of the $260,245 cash distributions to the Partnership from Partners Liquidating Trust accrued and received in February 1995. There was no similar recovery during the six months ended June 30, 1994. During the six months ended June 30, 1995, the Partnership recorded a recovery of $39,812 on provision for losses on loans, notes and interest receivable in connection with the sale of the Partnership's beneficial interest in Partners Liquidating Trust in June 1995. There was no similar recovery during the six months ended June 30, 1994. These recoveries were partially offset by reserves for settlement costs recorded by the Partnership during the six months ended June 30, 1995 in the amount of $97,452 in connection with the Levine Arbitration and the BMC Lawsuit. The Partnership recovered in January 1994 certain expenses in the amount of $126,549 previously paid into escrow in connection with the class action settlement of the litigation captioned In re VMS Securities Litigation. There was no similar recovery during the six months ended June 30, 1995.

         Other expenses decreased by $14,631 for the six months ended June 30, 1995 compared to the six months ended June 30, 1994. This decrease was due primarily to decreases in unitholder expenses, directors' fees, expenses and insurance and other professional fees. Unitholder expenses declined in the amount of $56,346. Directors' fees, expenses and insurance declined in the amount of $23,845. Other professional fees declined in the amount of $33,951. Unitholder expenses decreased reflecting continuing efforts by the General Partner to control such expenses and the shifting of some costs associated with unitholder services from BMC to outside professional firms. The decrease in directors' fees, expenses and insurance is attributable to a decrease in the premium for director's and officer's insurance and continued cost control efforts by the General Partner. The decrease in other professional fees reflect continued efforts by the General Partner to control these costs. These decreases were partially offset by the recording of provisions aggregating $97,452 for arbitration and litigation with related parties relating to the Levine Arbitration and the BMC Lawsuit. See Part II, Item 1, Legal Proceedings, and
Note 5 of Notes to Financial Statements for additional descriptions of the Levine Arbitration, the BMC Lawsuit and related matters. There was a moderate increase in general and administrative expenses to $77,428 for the six months ended June 30, 1995 from $75,369 for the six months ended June 30, 1994.

         These changes resulted in a decrease in the net loss for the six months ended June 30, 1995 to $83,978 ($0.007 per unit) from $300,810 ($0.024 per unit)
for the six months ended June 30, 1994.

Other Information

     On October 4, 1993, the outstanding capital stock (the "Stock") of the General Partner was transferred to Banyan Mortgage Investors Holding Corp. ("Holding Corp.") pursuant to the terms of the class action settlement entered into by the Partnership on September 25, 1991. Under the terms of the settlement, VMS Realty, Inc., the prior owner of the Stock, agreed to transfer the Stock to an entity designated by the Partnership in return for certain releases. Holding Corp. is an Illinois corporation owned solely by Mr. Leonard
G. Levine, the former President of the Partnership and the General Partner. Mr. Levine is also the sole director of Holding Corp. and President of BMC. Mr. Levine was involved in the Levine Arbitration and BMC and Mr. Levine are currently involved in the BMC Lawsuit. Holding Corp. has transferred the Stock to a ten- year irrevocable voting trust, the trustees of which are the three directors of the General Partner. Pursuant to the terms of the voting trust agreement between Holding Corp. and the trustees of the voting trust, the trustees are required to vote the Stock in the best interest of the unitholders of the Partnership. In conjunction with the transfer of the Stock, the name of the General Partner was changed from VMS Mortgage Investors II, Inc. to Banyan Mortgage Investors II, Inc. In June 1995, the name of the General Partner was changed to VMTGZ Mortgage Investors II, Inc.

         On November 18, 1993, the Partnership and other parties executed the fifth amendment to the Creditor Repayment Agreement and the Partnership received a 3.46% beneficial interest in Partners Liquidating Trust, a 9.1% beneficial interest in Chicago Wheaton Liquidating Trust, and a 93% interest in Investors Liquidating Trust. In June 1995, the Partnership sold its beneficial interest in Partners Liquidating trust for $39,812. See Results of Operations of this Management's Discussion and Analysis, and Note 2 of Notes to Financial Statements.

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

         The Partnership serves as the initial trustee of Investors Liquidating Trust. Prior to October 27, 1994, certain administrative and accounting services were provided to the Partnership by BMC, of which Mr. Levine is president, pursuant to the BMC Services Agreement. On October 27, 1994, the Partnership terminated the BMC Services Agreement. Since that date, the General Partner has been obtaining documents and developing information as to the financial condition and results of operation of Investors Liquidating Trust, and investigating its underlying assets. The General Partner, however, lacks sufficient information to describe the financial condition or results of operation of Investors Liquidating Trust, or its underlying assets, at the present time. The General Partner also lacks sufficient information regarding the value or collectibility of any of the assets of Investors Liquidating Trust, other than an insignificant amount of cash assets. Accordingly, the General Partner is unable to predict with any degree of certainty the timing or proceeds, if any, to Investors Liquidating Trust of any disposition of or recovery on any of the remaining assets of this Liquidating Trust.

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

         On or about October 31, 1994, Mr. Levine initiated an arbitration proceeding (the "Levine Arbitration") against the Partnership before the American Arbitration Association, claiming $127,567, plus interest and attorneys fees, under the Second Amended and Restated Employment Agreement, dated as of December 31, 1992, between Mr. Levine and the Partnership on account of the termination of his employment. The Partnership contested Mr. Levine's claims and, in addition, asserted certain claims against Mr. Levine in the BMC Lawsuit. After extensive negotiations, the Partnership agreed to settle the Levine Arbitration. As a result, on May 31, 1995 a consent award was entered in the Levine Arbitration providing for a gross severance payment of $90,000 from the Partnership in full settlement of Mr. Levine's claims. See Part I, Item 2, Management's Discussion and Analysis, and Note 5 of Notes to Financial Statements for additional descriptions of the Levine Arbitration and related matters.

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

     In addition, the court ordered Mr.Levine not to interfere with the Partnership's copying of its books and records.

         BMC answered the complaint in the BMC Lawsuit on November 22, 1994 and denied certain of the material allegations therein and asserted certain defenses. Mr. Levine answered the complaint on or about January 25, 1995 and also denied certain of the material allegations therein and asserted certain additional defenses. On December 1, 1994 BMC filed a counterclaim against the Partnership. In its counterclaim, BMC sought to recover $35,000 in contract termination fees from the Partnership under the BMC Services Agreement and for an order requiring the Partnership to transfer the capital stock of BMC owned by the Partnership to BMC. The Partnership denied the material allegations of BMC's counterclaim and asserted certain additional defenses. The General Partner has conducted settlement negotiations in the BMC Lawsuit. However, the General Partner is unable to predict the ultimate outcome of the BMC Lawsuit at this time. The Partnership recorded a provision for arbitration and litigation with related parties in the amount of $7,452 in connection with the BMC Lawsuit. At June 30, 1995, the Partnership has established a reserve in the aggregate amount of $7,452 for the BMC Lawsuit, which reserve is included in accounts payable and accrued expenses. See Part I, Item 2, Management's Discussion and Analysis, and
Note 5 of Notes to Financial Statements for additional descriptions of the BMC Lawsuit and related matters.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following exhibit is filed as part of this Report:

         Exhibit 27.1     Financial Data Schedule (EDGAR Filer)

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                   SIGNATURES

     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VMTGZ MORTGAGE INVESTORS L.P. II

By:      VMTGZ Mortgage Investors II, Inc.
         its General Partner


By:      /s/Philip H. Brady, Jr.                       Date:  August 10, 1995
         -----------------------------------
         Philip H. Brady, Jr., Acting President
         and Acting Chief Financial and
         Accounting Officer

                                 EXHIBIT INDEX


Exhibit No.                                                    Page No.


27.1              Financial Data Schedule (EDGAR Filer)            24