Form 10QSB
period 1995-09-30
BANYAN MORTGAGE INVESTORS L P II
filed 1995-11-14
CIK 778714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-QSB



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1995


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No
__.


Depositary units outstanding as of November 3, 1995:  12,524,931


Transitional Small Business Disclosure Format: Yes    . No  X .

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                                 Balance Sheets
                    September 30, 1995 and December 31, 1994
                                   (Unaudited)



ASSETS                                             1995           1994
                                              --------------   -------

Cash and Cash Equivalents                     $ 2,234,632    $ 2,241,059
Investment in Liquidating Trusts                        1              1
Receivable from Investment in Liquidating
Trusts                                               --          196,616
Prepaid Insurance                                 131,125         78,892
State Income Tax Refund Receivable                   --           35,483
Other Assets                                        6,837         26,175

Total Assets                                  $ 2,372,595    $ 2,578,226

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Accounts Payable and Accrued Expenses         $   121,131    $   273,602
Distribution From Liquidating Trust Payable
to Settling Class                                    --           57,419

Total Liabilities                                 121,131        331,021

Commitments and Contingencies                        --             --


Partners' Capital

Partners Capital (12,526,153 Depositary
Units Issued)                                   2,251,655      2,247,396
Treasury Units, at Cost, for 1,222
Depositary Units                                     (191)          (191)

Total Partners' Capital                         2,251,464      2,247,205

Total Liabilities and Partners' Capital       $ 2,372,595    $ 2,578,226

Book Value Per Unit (12,524,931 Depositary
Units Outstanding)                            $     0.180    $     0.179


The accompanying notes are an integral part of these financial statements.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                        Statements of Income and Expenses
              for the Nine Months Ended September 30, 1995 and 1994
                                   (Unaudited)


                                                      1995         1994
                                                    --------     --------
INCOME
Interest Income                                   $  84,715    $  40,528

EXPENSES

Expenses From Lending Activities:
  (Recovery of) Provision for Losses on
   Loans, Notes and Interest Receivable            (524,512)    (927,875)

Other Expenses:
  Unitholder Expenses                                80,956      128,207
  Directors' Fees, Expenses and Insurance           153,268      180,358
  Other Professional Fees                           165,916      164,052
  General and Administrative                        107,376      107,870
  Settlement Costs for Arbitration and
  Litigation With Related Parties                    97,452         --
                                                               ---------
   Total Other Expenses                             604,968      580,487

(Recovery of) Class Action Settlement Costs and        --       (126,549)
Expenses
  and Expenses

Total (Recoveries) Expenses                          80,456     (473,937)
                                                  ---------    ---------

Net Income (Loss)                                 $   4,259    $ 514,465
                                                  =========    =========

Net Income (Loss) Allocated to General Partner
                                             (1%) $      43    $   5,145
                                                  =========    =========

Net Income (Loss) Allocated to Unitholders
                                            (99%) $   4,216    $ 509,320
                                                  =========    =========

Net Income (Loss) Per Unit (Weighted Average
Number of Depositary Units Outstanding
12,524,931)                                       $  (0.000)   $   0.041
                                                  ============ ===========



The accompanying notes are an integral part of these financial statements.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                        Statements of Income and Expenses
             for the Three Months Ended September 30, 1995 and 1994
                                   (Unaudited)


                                                   1995            1994
                                                  --------       --------

INCOME
Interest Income                                   $  29,163    $  13,669

EXPENSES

Expenses From Lending Activities:
  (Recovery of) Provision for Losses on
   Loans, Notes and Interest Receivable            (224,455)    (927,875)

Other Expenses:
  Unitholder Expenses                                33,594       24,499
  Directors' Fees, Expenses and Insurance            56,532       59,777
  Other Professional Fees                            45,307        9,492
  General and Administrative                         29,948       32,501
  Settlement Costs for Arbitration and
  Litigation With Related Parties                      --           --
                                                               ---------
   Total Other Expenses                             165,381      126,269

(Recovery of) Class Action Settlement Costs and        --           --
Expenses
  and Expenses

Total (Recoveries) Expenses                         (59,074)    (801,606)
                                                  ---------    ---------

Net Income (Loss)                                 $  88,237    $ 815,275
                                                  =========    =========

Net Income (Loss) Allocated to General Partner
                                             (1%) $     882    $   8,153
                                                  =========    =========

Net Income (Loss) Allocated to Unitholders
                                            (99%) $  87,355    $ 807,122
                                                  =========    =========

Net Income (Loss) Per Unit (Weighted Average
Number of Depositary Units Outstanding
12,524,931)                                       $   0.007    $   0.065
                                                  =========    =========



The accompanying notes are an integral part of these financial statements.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                         Statements of Partners' Capital
                  for the Nine Months Ended September 30, 1995
                                   (Unaudited)


                                 General                         Treasury
                                 Partner       Unitholders        Units         Total

Partners' Capital (Deficit),
December 31, 1994
                               $  (729,604)   $ 2,977,000    $      (191)   $ 2,247,205
                                              -----------    -----------    -----------


Net Income (Loss)                       43          4,216           --            4,259
                               -----------    -----------    -----------    -----------


Partners' Capital (Deficit),
September 30, 1995
                               $  (729,561)   $ 2,981,216    $      (191)   $ 2,251,464
                               ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these financial statements.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                            Statements of Cash Flows
              for the Nine Months Ended September 30, 1995 and 1994
                                   (Unaudited)


                                                    1995                 1994
                                                  ----------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                  $     4,259    $   514,465

Adjustments to Reconcile Net Income (Loss) to
Net Cash Used In Operating Activities:
Recovery of Losses on Mortgage Loans, Notes and
Interest Receivable                                       --         (927,875)
Net Change In:
  Receivable from Investment in Liquidating
  Trusts                                               196,616           --
  State Income Tax Refund Receivable                    35,483           --
  Prepaid Insurance                                    (52,233)       (43,315)
  Other Assets                                          19,338         (6,291)
  Accounts Payable and Accrued Expenses               (152,471)         4,160
  Distribution from Liquidating Trust
  Payable to Settling Class                            (57,419)          --
                                                   -----------    -----------

Net Cash Provided by (Used in) Operating
Activities                                              (6,427)      (458,856)

Cash Flows From Investing Activities:
  Proceeds from the Sale of Marketable
  Securities                                              --          792,187
                                                   -----------    -----------

Net Increase (Decrease) in Cash and Cash
Equivalents                                             (6,427)       333,331

Cash and Cash Equivalents at Beginning of Period
                                                     2,241,059        965,886
                                                   -----------    -----------

Cash and Cash Equivalents at End of Period         $ 2,234,632    $ 1,299,217
                                                    ==========    ===========


The accompanying notes are an integral part of these financial statements.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                          Notes to Financial Statements
                               September 30, 1995
                                   (Unaudited)

1.       Basis of Presentation

         Readers of this quarterly report should refer to the audited financial statements for VMTGZ Mortgage Investors L.P. II (the "Partnership") formerly known as Banyan Mortgage Investors L.P. II, for the year ended December 31, 1994 which are included in the Partnership's 1994 Annual Report as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report. These interim financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

         On August 19, 1992 the Partnership announced that the Board of Directors of its General Partner had approved a plan of liquidation. In accordance with the plan of liquidation, an initial liquidating distribution was made on September 25, 1992 to all unitholders of record as of August 31, 1992. The Board of Directors is in the process of liquidating the Partnership. Management is uncertain as to the proceeds that the Partnership may ultimately realize from its investment in a liquidating trust. The Partnership cannot be liquidated until such investment is sold or otherwise disposed of. The Partnership continues to carry its assets and liabilities at historical cost and believes that the carrying values of the Partnership's assets and liabilities would not differ materially if the financial statements were presented under a liquidation basis of accounting.

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

                        Banyan Mortgage Investors L.P. II
                             (A Limited Partnership)
                    Notes to Financial Statements (Continued)
                               September 30, 1995
                                   (Unaudited)




B.       Investment in Liquidating Trusts

         In connection with the fifth amendment to the Creditor Repayment Agreement, the Partnership received an interest in three liquidating trusts that were established for the benefit of unsecured creditors of VMS. The trusts hold cash as well as secured and unsecured, notes and mortgages to individuals, entities, or real estate properties, most of which are subordinated to those of senior lenders. The Partnership records its investment in these liquidating trusts at its pro rata portion of the cash assets available for distribution in the trusts. Despite the fact that the Partnership believes that the notes and mortgages remaining in the trusts may have value, they are not accorded any carrying value due to the uncertainties regarding the timing and amount of any potential recovery. At September 30, 1995 and December 31, 1994, that pro rata portion amounted to $1.

         The Partnership records its portion of all receipts from these trusts as a reduction in the Provision for Losses on Mortgage Loans, Notes and Interest Receivable, when distributions are declared by the trusts. One of the trusts declared such a distribution on December 29, 1994 in the amount of $196,616 which was recorded as a receivable at December 31, 1994. With respect to that trust, pursuant to a settlement agreement with a settling class (the "Settling Class"), roughly 29% of all such distributions were to be remitted to the Settling Class. Accordingly, the Partnership had recorded a payable at December 31, 1994, in the amount of $57,419, representing the Settling Class's portion of the December 29, 1994 distribution. That amount has since been paid to the Settling Class.

         During the nine months ended September 30, 1995, certain of the liquidating trusts declared, and the Partnership received, $338,100 in additional distributions from these trusts. Of those distributions, $77,855 was remitted to the Settling Class pursuant to the above settlement agreement.

         In June 1995, the Partnership sold its beneficial interest in Partners Liquidating Trust to a third party for $39,812. That amount was recorded as a reduction in the Provision for Losses on

                        Banyan Mortgage Investors L.P. II
                             (A Limited Partnership)
                    Notes to Financial Statements (Continued)
                               September 30, 1995
                                   (Unaudited)



Mortgage Loans, Notes and Interest Receivable and is reflected as a receivable at June 30, 1995.

         In August 1995, the Partnership sold its beneficial interest in Chicago Wheaton Liquidating Trust to a third party for $225,000. That amount was recorded as a reduction in the Provision for Losses on Mortgage Loans, Notes and Interest Receivable.

C.       Income Taxes

         No provision or credit for Federal income taxes has been recorded in the Partnership's financial statements because the results of its operations are included in the income tax returns of the Partners.

D.       Book Value and Net Income(Loss) per Unit

The Book Value per Unit is calculated by dividing Total Partner's Capital by the number of Depositary Units outstanding at the end of the respective years. Net Income(Loss) per Unit is computed by dividing Net Income(Loss) by the weighted average number of units outstanding during the year.

3.       Transactions With Affiliates

         Administrative costs, primarily salaries and general and administrative expenses, have been reimbursed by the Partnership to Banyan Management Corp. ("BMC") prior to the decision of VMTGZ Mortgage Investors II, Inc., the General Partner of the Partnership (formerly known as Banyan Mortgage Investors II, Inc.), to terminate the Partnership's contractual relationship with BMC on October 27, 1994. Pursuant to the former administrative services agreement between BMC and the Partnership (the "BMC Services Agreement"), from January 1, 1994 through October 27, 1994, these costs were charged to each Banyan fund based upon the actual number of hours spent by BMC personnel on matters related to that fund. The Partnership's costs during the nine months ended September 30, 1994 were $65,548.

                        Banyan Mortgage Investors L.P. II
                             (A Limited Partnership)
                    Notes to Financial Statements (Continued)
                               September 30, 1995
                                   (Unaudited)



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

5.       Arbitration and Litigation with Related Parties

         On September 12, 1994, the Board of Directors (the "Board") of the General Partner voted unanimously to terminate, for cause, the employment by the Partnership of Mr. Leonard G. Levine, including Mr. Levine's employment as President of the General Partner. The Board also elected Mr. Philip H. Brady, Jr., one of its members, to serve as Acting President and Acting Chief Financial Officer of the General Partner. On September 16, 1994, the Board of the General Partner received notice that other officers of the General Partner, including the Senior Vice President of Finance and Administration, the First Vice President, and the Vice President and General Counsel, had resigned effective September 12, 1994.

         Levine Arbitration

         On or about October 31, 1994, Mr. Levine initiated an arbitration proceeding against the Partnership before the American Arbitration Association. Mr. Levine claimed that he was entitled to an award of $127,567 plus interest and attorneys' fees on account of the termination of his employment by the Partnership. In May 1995, the Partnership settled this arbitration proceeding and a consent award was entered providing for a gross severance payment of $90,000 from the Partnership to Mr. Levine. That amount was paid during May 1995.

                        Banyan Mortgage Investors L.P. II
                             (A Limited Partnership)
                    Notes to Financial Statements (Continued)
                               September 30, 1995
                                   (Unaudited)



         BMC/Levine Litigation

         On October 27, 1994, the Board determined that BMC had breached certain of its obligations to the Partnership pursuant to the BMC Services Agreement and resolved, unanimously, to terminate the BMC Services Agreement. In a simultaneous action, the Board resolved to engage KPMG Peat Marwick LLP to provide certain administrative and other services formerly provided by BMC. Subsequently, the Partnership made various demands upon BMC for return of the Partnership's books and records. On November 9, 1994, when these demands proved unsuccessful, the Partnership and VMLPZ Mortgage Investors L.P. (formerly known as Banyan Mortgage Investors L.P.) commenced litigation against BMC and Mr. Levine. In its lawsuit against BMC and Mr. Levine, the Partnership sought to recover possession of its funds, books and records which were under BMC's and Mr. Levine's control. The Partnership also sought to recover money damages and other relief against BMC and Mr. Levine. On November 22, 1994, the court ordered BMC to make the books and records of the Partnership available for copying by the Partnership. In addition, the court ordered Mr. Levine not to interfere with the Partnership's copying of its books and records.

         BMC answered the complaint in the BMC Lawsuit on November 22, 1994 and denied certain of the material allegations therein and asserted certain defenses. Mr. Levine answered the complaint on or about January 25, 1995 and also denied certain of the material allegations therein and asserted certain additional defenses. On December 1, 1994 BMC filed a counterclaim against the Partnership. In its counterclaim, BMC sought to recover $35,000 in contract termination fees from the Partnership under the BMC Services Agreement and for an order requiring the Partnership to transfer the capital stock of BMC owned by the Partnership to BMC. The Partnership denied the material allegations of BMC's counterclaim and asserted certain additional defenses. The General Partner has conducted settlement negotiations in the BMC Lawsuit. However, the General Partner is unable to predict the ultimate outcome of the BMC Lawsuit at this time. The Partnership recorded a provision for arbitration and litigation with related parties in the amount of $7,452 in connection with the BMC Lawsuit. As of September 30, 1995 the Partnership has established a reserve in the aggregate amount of $7,452 for the BMC Lawsuit, which reserve is included in accounts payable and accrued expenses.

                        Banyan Mortgage Investors L.P. II
                             (A Limited Partnership)
                    Notes to Financial Statements (Continued)
                               September 30, 1995
                                   (Unaudited)



Item 2.           Management's Discussion and Analysis

General

         VMTGZ Mortgage Investors L.P. II (the "Partnership") is a Delaware limited partnership that was organized on September 30, 1985. In June 1995, the Partnership changed its name from Banyan Mortgage Investors L.P. II to VMTGZ Mortgage Investors L.P. II. The sole general partner of the Partnership is VMTGZ Mortgage Investors II, Inc., an Illinois corporation organized in 1985 (the "General Partner") and formerly known as Banyan Mortgage Investors II, Inc. The Partnership was formed to invest primarily in junior mortgage loans and, secondarily, in wraparound and first mortgage loans, to VMS Realty Partners and its affiliates (collectively, "VMS"). Loans made by the Partnership were for initial terms of approximately three to seven years and could be paid at any time without prepayment penalty. In February 1990, the Partnership, in response to VMS's decision to cease making payments on their loans due to their liquidity problems, ceased funding new wraparound and mortgage loans (except for advances of additional funds under circumstances which it is deemed necessary to preserve the value of existing collateral) and suspended all relationships between the Partnership and VMS. The Partnership was adversely affected as a result of the non-payment of amounts due from VMS on wraparound and mortgage loans and notes receivable. As a result of these defaults, in early 1990 the Partnership suspended distributions to unitholders.

         The Partnership's business plan has been based upon preserving and maximizing the value of its remaining assets. On August 19, 1992, the General Partner announced that it had approved a formal plan of liquidation. In accordance with the plan of liquidation, an initial distribution in the amount of $1,941,557 ($0.155 per unit) was made on September 25, 1992 to all unitholders of record as of August 31, 1992. As permitted by the plan of liquidation, the General Partner established a cash reserve to settle the Partnership's remaining obligations, and to pay the expenses associated with the liquidation and any other contingencies that may arise during final liquidation of the Partnership's remaining assets. Upon disposition of the Partnership's remaining non-cash assets and resolution of pending legal proceedings, the General Partner intends to complete the liquidation of the Partnership as promptly as practicable and to distribute the remaining cash assets, net of any reserves, to the unitholders. The General Partner does not contemplate the making of any additional liquidating distributions until the remaining non-cash assets have been disposed of.

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

         Certain administrative and accounting services have been provided to the Partnership by KPMG Peat Marwick LLP since October 27, 1994. Prior to that date, certain administrative and accounting services were provided to the Partnership by Banyan Management Corporation ("BMC") pursuant to the Administrative Services Agreement, dated February 27, 1994 (the "BMC Services Agreement"), between the Partnership and BMC. On October 27, 1994, the Partnership terminated the BMC Services Agreement. BMC and Mr. Levine were named as defendants in a lawsuit brought by the Partnership and VMLPZ Mortgage Investors L.P., formerly known as Banyan Mortgage Investors L.P. (the "BMC Lawsuit"), as a result of certain actions by BMC and Mr. Levine relating to the termination by the Partnership of the BMC Services Agreement and certain other matters. See Results of Operations under this Part I, Item 2, Management's Discussion and Analysis, Part II, Item 1, Legal Proceedings, and Note 5 of Notes to Financial Statements for additional descriptions of the BMC Lawsuit and related matters.

Liquidity and Capital Resources

         Cash and cash equivalents consist of cash and short-term investments. The Partnership's cash and cash equivalents balance at September 30, 1995 and December 31, 1994 was $2,234,632 and $2,241,059, respectively. This decrease of $6,427 in cash and cash equivalents is due primarily to payment of the Partnership's operating expenses, including amounts payable to the settling class from cash distributions received from Partners Liquidating Trust, the premium for directors and officers liability insurance purchased by the Partnership, and litigation expenses incurred in connection with legal proceedings affecting the Partnership during the nine months ended September 30, 1995. See Other Information under this Part I, Item 2, Management's Discussion and Analysis, and Note 2 of Notes to Financial Statements for further details regarding Partners Liquidating Trust; see Part II, Item 1, Legal Proceedings, and Note 5 of Notes to Financial Statements for additional descriptions of the Levine Arbitration, the BMC Lawsuit and related matters. The decrease in cash and cash equivalents due to the payment of the Partnership's operating expenses was substantially offset by cash distributions received in January and February 1995 from Partners Liquidating Trust, proceeds of the sale by the Partnership in June 1995 of its interest in Partners Liquidating Trust, in which the Partnership had a 3.46% beneficial interest, and proceeds of the sale of the Partnership's interest in Chicago Wheaton Liquidating Trust, in which the Partnership had a 9.1% beneficial interest. See Other Information under this Part I, Item 2, Management's Discussion and Analysis, and Note 2 of Notes to Financial Statements for further details (including details regarding the Partnership's sale of its interest in Partners Liquidating Trust in June 1995 and its interest in Chicago Wheaton Liquidating Trust in August 1995). The Partnership also earned interest income on its cash and cash equivalents.

         The Partnership's future source of liquidity is expected to be generated through interest earned on short-term investments in investment-grade securities, the possible receipt of cash distributions from its beneficial interest in Investors Liquidating Trust and, to a lesser extent, cash proceeds, if any, from the sale or other disposition of the Partnership's beneficial interests in that liquidating trust. It is anticipated that this cash generated may be less than the Partnership's operating expenses during the remaining period of liquidation. A portion of the Partnership's cash will be used to meet any shortfall. The General Partner believes that the Partnership's cash and cash equivalents, together with interest earned on short-term investments, will be sufficient to meet the Partnership's reasonably anticipated cash needs for the foreseeable future.

         As of September 30, 1995, the General Partner has a deficit capital balance in the Partnership of $729,561. It is currently anticipated that the Partnership will be unable to recover this deficit upon liquidation due to the financial limitations of the General Partner. The Partnership has no obligation to cover this deficit on behalf of the General Partner.

         On March 31, 1992, the Partnership and other creditors of VMS and certain other parties executed the Creditor Repayment Agreement with various VMS entities. The Creditor Repayment Agreement, as amended by four subsequent amendments thereto, provided for the attempted sale by various VMS entities of their assets in an orderly manner and the distribution of the net proceeds of such sales to the Partnership and such other creditors. On November 18, 1993, the Partnership, such other creditors and parties and various VMS entities executed the fifth amendment to the Creditor Repayment Agreement and on November 18 and December 28, 1993 the Partnership received distributions of cash totaling $1,281,289. The Partnership also received a 3.46% beneficial interest in Partners Liquidating Trust, a 9.1% beneficial interest in Chicago Wheaton Liquidating Trust, and a 93% beneficial interest in Investors Liquidating Trust (collectively, the "Liquidating Trusts"). At December 31, 1993, the $1,281,289 in distributions from the Liquidating Trusts interests were recorded on the Partnership's statement of income and expenses as a recovery of the provision for losses on loans, notes and interest receivable. In December 1994, the
Partnership accrued cash distributions of $139,197 (net of amounts due to certain settling plaintiff class members under a settlement agreement entered into on September 25, 1991 by the Partnership) from Partners Liquidating Trust and $42,888 from Chicago Wheaton Liquidating Trust. Such amounts were recorded as recoveries of losses on loans, notes and interest receivable in 1994 and were received in January 1995. Since December 31, 1994, the Partnership has accrued additional cash distributions of $190,610 (net of amounts due to such settling plaintiff class members under such settlement agreement) from Partners Liquidating Trust and $69,635 from Chicago Wheaton Liquidating Trust, which amounts were received in February 1995. In June 1995, the Partnership sold its beneficial interest in Partners Liquidating Trust for $39,812; and in August 1995, the Partnership sold its beneficial interest in Chicago Wheaton Liquidating Trust for $225,000. See Other Information of Management's Discussion and Analysis, and Note 2 of Notes to Financial Statements. The Partnership continues to monitor the extent and timing of possible cash to be received from Investors Liquidating Trust and how this may impact the liquidation of the Partnership.

         At the end of the third quarter of 1995, the Partnership valued its interest in Investors Liquidating Trust at $1, which reflects its pro rata share of cash assets of the trust available for distribution. The Partnership believes that the remaining assets in the trust may have some value. However, those assets are not accorded any carrying value due to the substantial uncertainties regarding the timing and amount of potential recoveries. See Other Information under this Part I, Item 2, Management's Discussion and Analysis, Part II, Item 1, Legal Proceedings, and Notes 2 and 5 of Notes to Financial Statements for additional descriptions of the Partnership's interest in Investors Liquidating Trust and the Bishop Ranch Litigation.

         The Partnership's ultimate remaining return of cash to its unitholders is dependent upon, among other things: (i) the possible receipt of cash distributions from Investors Liquidating Trust resulting from recoveries on remaining assets of the trust; (ii) the disposition of the remaining non-cash assets (including its remaining interest in Investors Liquidating Trust) of the Partnership and collection of sale proceeds, if any, therefrom; and (iii) the Partnership's ability to control its operating and liquidating expenses.

Results of Operations

         Total income for the nine months ended September 30, 1995 increased to $84,715 from $40,528 for the nine months ended September 30, 1994. This increase was due primarily to an increase in the average amount of cash and cash equivalents held for investment by the Partnership.

         Total expenses for the nine months ended September 30, 1995 increased to $80,456 from ($473,937) for the nine months ended September 30, 1994. The increase in total expenses for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994 was due principally to a decrease in recoveries of losses on loans, notes and interest receivable. During the nine months ended September 30, 1995, the Partnership recorded a $524,512 in aggregate recoveries of losses on loans, notes and interest receivable as a result of the $260,245 cash distributions to the Partnership from the Liquidating Trusts accrued and received in February 1995; a recovery of $39,812 in connection with the sale of the Partnership's beneficial interest in Partners Liquidating Trust in June 1995 and a recovery of $224,455 in connection with the sale of the Partnership's beneficial interest in Chicago Wheaton Liquidating Trust. These recoveries of $524,512 in the nine months ended September 30, 1995 compared to the $927,875 recovery of losses on loans, notes and interest receivable recorded at September 30, 1994 in connection with the arbitration proceeding relating to the amount of compensation due to the Partnership with respect to its former interest in certain Beverly Hills, California properties commonly known as the Buckeye properties. The Partnership also recovered in January 1994 certain expenses in the amount of $126,549 previously paid into escrow in connection with the class action settlement of the litigation captioned In re VMS Securities Litigation. See Note 4 of Notes to Financial Statements. There was no similar recovery during the nine months ended September 30, 1995.

         Other expenses increased to $604,968 for the nine months ended September 30, 1995 from $580,487 for the nine months ended September 30, 1994. This increase was due primarily to settlement costs recorded by the Partnership during the nine months ended September 30, 1995 in the amount of $97,452 in connection with the Levine Arbitration and the BMC Lawsuit. See Part II, Item 1, Legal Proceedings, and Note 5 of Notes to Financial Statements for additional descriptions of the Levine Arbitration, the BMC Lawsuit and related matters. The increase in other expenses due to settlement costs was offset in part by decreases in unitholder expenses, directors' fees, expenses and insurance and general and administrative expenses. Unitholder expenses declined in the amount of $47,251. Directors' fees, expenses and insurance declined in the amount of $27,090. General and administrative expenses declined in the amount of $494. Unitholder expenses decreased reflecting continuing efforts by the General Partner to control such expenses and the shifting of some costs associated with unitholder services from BMC to outside professional firms. The decrease in directors' fees, expenses and insurance is attributable to a decrease in the premium for director's and officer's insurance and continued cost control efforts by the General Partner. The modest decrease in general and administrative expenses reflect continued efforts by the General Partner to control these costs. There was a moderate increase in other professional fees to $165,916 for the nine months ended September 30, 1995 from $164,052 for the nine months ended September 30, 1994.

         These changes resulted in a decrease in net income for the nine months ended September 30, 1995 to $4,259 ($0.000 per unit) from $514,465 ($0.041 per unit) for the nine months ended September 30, 1994.

         Total income for the three months ended September 30, 1995 increased to $29,163 from $13,669 for the three months ended September 30, 1994. This increase in total income was due primarily to an increase in the amount of cash and cash equivalents held for investment by the Partnership.

         Total expenses for the three months ended September 30, 1995 increased to ($59,074) from ($801,606) for the three months ended September 30, 1994. The increase in total expenses for the third quarter of 1995 when compared to the third quarter of 1994 was due principally to the recovery of $224,455 recorded on provision for losses on loans, notes and interest receivable in connection with the sale of the Partnership's beneficial interest in Chicago Wheaton Liquidating Trust in August 1995, compared to the similar recovery of $927,875 recorded in the third quarter of 1994 in connection with the arbitration proceeding relating to the amount of compensation due to the Partnership with respect to its former interest in certain Beverly Hills, California properties commonly known as the Buckeye properties. Unitholder expenses and other professional fees also increased in the three months ended September 30, 1995.

         Other expenses increased to $165,381 for the third quarter of 1995 from $126,269 for the third quarter of 1994. This increase was due primarily to the increase in other professional fees to $45,307 for the third quarter of 1995 from $9,492 for the third quarter of 1994, and the increase in unitholder expenses to $33,594 for the third quarter of 1995 from $24,499 for the third quarter of 1994. These increases were partially offset by a decline in directors' fees, expenses and insurance in the amount of $3,245 and a decline in general and administrative expenses in the amount of $2,553.

         These changes resulted in net income in the amount of $88,237 ($0.007 per unit) for the three months ended September 30, 1995 compared to net income of $815,275 (or $0.065 per unit) for the three months ended September 30, 1994.

Other Information

     On October 4, 1993, the outstanding capital stock (the "Stock") of the General Partner was transferred to Banyan Mortgage Investors Holdings Corp. ("Holdings Corp.") pursuant to the terms of the class action settlement entered into by the Partnership on September 25, 1991. Under the terms of the settlement, VMS Realty, Inc., the prior owner of the Stock, agreed to transfer the Stock to an entity designated by the Partnership in return for certain releases. Holdings Corp. is an Illinois corporation owned solely by Mr. Leonard
G. Levine, the former President of the Partnership and the General Partner. Mr. Levine is also the sole director of Holdings Corp. and President of BMC. Mr. Levine was involved in the Levine Arbitration and BMC and Mr. Levine are currently involved in the BMC Lawsuit. Holdings Corp. has transferred the Stock to a ten-year irrevocable voting trust, the trustees of which are the three directors of the General Partner. Pursuant to the terms of the voting trust agreement between Holdings Corp. and the trustees of the voting trust, the trustees are required to vote the Stock in the best interest of the unitholders of the Partnership. In conjunction with the transfer of the Stock, the name of the General Partner was changed from VMS Mortgage Investors II, Inc. to Banyan Mortgage Investors II, Inc. In June 1995, the name of the General Partner was changed to VMTGZ Mortgage Investors II, Inc.

         On November 18, 1993, the Partnership and other parties executed the fifth amendment to the Creditor Repayment Agreement and the Partnership received a 3.46% beneficial interest in Partners Liquidating Trust, a 9.1% beneficial interest in Chicago Wheaton Liquidating Trust, and a 93% interest in Investors Liquidating Trust. In June 1995, the Partnership sold its beneficial interest in Partners Liquidating Trust for $39,812; and in August 1995, the Partnership sold its beneficial interest in Chicago Wheaton Liquidating Trust for $225,000. See Results of Operations under this Part I, Item 2, Management's Discussion and Analysis, and Note 2 of Notes to Financial Statements.

         The Partnership serves as the initial trustee of Investors Liquidating Trust. Prior to October 27, 1994, certain administrative and accounting services were provided to the Partnership by BMC, of which Mr. Levine is president, pursuant to the BMC Services Agreement. On October 27, 1994, the Partnership terminated the BMC Services Agreement. Since that date, the General Partner has been obtaining documents and developing information as to the financial condition and results of operation of Investors Liquidating Trust, and investigating its underlying assets. Except for the Bishop Ranch Litigation described in Part II, Item 1, Legal Proceedings below, the General Partner lacks sufficient information to describe the financial condition or results of operation of Investors Liquidating Trust, or its underlying assets, at the present time. The General Partner also lacks sufficient information regarding the value or collectibility of any of the assets of Investors Liquidating Trust, other than an insignificant amount of cash assets. Accordingly, the General Partner is unable to predict with any degree of certainty the timing or proceeds, if any, to Investors Liquidating Trust of any disposition of or recovery on any of the remaining assets of this Liquidating Trust.

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

         When these demands proved unsuccessful, the Partnership together with VMLPZ Mortgage Investors L.P. commenced litigation (the "BMC Lawsuit") on November 9, 1994 against BMC and Leonard G. Levine. In the BMC Lawsuit, the Partnership sought to recover possession of its funds, books and records which were under BMC's and Mr. Levine's control. The Partnership also sought money damages and other relief. On November 22, 1994, the court ordered BMC to make the books and records of the Partnership available for copying by the Partnership. In addition, the court ordered Mr. Levine not to interfere with the Partnership's copying of its books and records.

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

The Bishop Ranch Litigation

                  On September 1, 1995 the Partnership, for itself and as trustee of Investors Liquidating Trust, together with Monterey County Partners, an Illinois general partnership ("MCP"), commenced litigation against BMIF Monterey County Limited Partnership, an Illinois limited partnership (the "Monterey Partnership"), BMIF Monterey County Corp., an Illinois corporation ("BMIF") which is the general partner of the Monterey Partnership, BMC and Mr. Leonard G. Levine in the Circuit Court of Cook County, Illinois, County Department, Chancery Division (the "Bishop Ranch Litigation"). It is the position of Investors Liquidating Trust that it indirectly owns a substantial economic interest in the Monterey Partnership through its indirect interest in MCP, which is a limited partner in the Monterey Partnership. BMIF, which is a subsidiary of Banyan Mortgage Investment Fund, is the general partner of the Monterey Partnership. The Monterey Partnership owns an approximately 565- acre residential development project in Monterey County, California known as Bishop Ranch.

         In the complaint in the Bishop Ranch Litigation, MCP seeks the judicial removal of BMIF as general partner of the Monterey Partnership and the appointment of another entity which is currently the 20% general partner of MCP as successor general partner to carry on the business activities and manage the affairs of the Monterey Partnership on various grounds set forth in the complaint. MCP also requests the court to enter a binding declaratory judgment to the effect that BMIF, despite its claim to the contrary, is not entitled to any so-called "Priority Return" or "Preferred Return" (i.e., interest) on any portion of its capital account in the Monterey Partnership. The Partnership, for itself and as trustee of Investors Liquidating Trust, further requests the Court to grant relief under the Illinois Uniform Fraudulent Transfer Act by establishing in favor of MCP an appropriate capital account in the Monterey Partnership of not less than $4.8 million and to declare and/or set aside any "Priority Return" or "Preferred Return" claimed by BMIF. MCP also seeks a court-ordered accounting by BMIF with respect to its management of the affairs of the Monterey Partnership and the imposition of a constructive trust and/or equitable liens upon BMIF, for the benefit of the Monterey Partnership, over and upon all of the books, records, properties and funds of the Monterey Partnership. Finally, the Partnership, for itself and as trustee of Investors Liquidating Trust, seeks an award of actual and exemplary damages against BMC and Levine.

         The defendants in the Bishop Ranch Litigation have filed motions to require the Partnership and MCP to join MCP's 20% general partner as a plaintiff in the case or, alternatively, for involuntary dismissal, and also to dismiss the claims which the Partnership, for itself and as trustee of Investors Liquidating Trust, have asserted against BMC and Levine for breach of fiduciary duty on account of the pendency of the BMC Lawsuit. The Partnership and MCP have opposed the defendants' motions. Both the plaintiffs and the defendants have commenced various pre-trial discovery. In a related development, on October 10, 1995, MCP, for itself and derivatively for the Monterey Partnership, filed an action against the Monterey Partnership and its mortgagees in the Monterey County, California, Superior Court (the "California Quiet Title Action"). In the California Quiet Title Action, MCP seeks, among other things, the cancellation of a deed of trust (i.e., mortgage) on the Bishop Ranch property which BMIF, in its capacity as general partner of the Monterey Partnership, executed and delivered to the agent for certain secured lenders, which collectively had loaned $20.5 million to BMIF's parent corporation, as collateral security for that loan. MCP also seeks to quiet title in the Partnership to the Bishop Ranch property, free and clear of any claims by such secured lenders or their agent.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following exhibit is filed as part of this Report:

         Exhibit 27.1     Financial Data Schedule (EDGAR Filer)

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                   SIGNATURES

     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VMTGZ MORTGAGE INVESTORS L.P. II

By:      VMTGZ Mortgage Investors II, Inc.
         its General Partner


By:      /s/ Philip H. Brady, Jr.                   Date:  November 14, 1995
         ----------------------------
         Philip H. Brady, Jr., Acting
         President         and Acting Chief
         Financial and Accounting
         Officer

                                  EXHIBIT INDEX


Exhibit No.                                                          Page No.


27.1              Financial Data Schedule (EDGAR Filer)                26