Form 10-K
period 1995-12-31
BANYAN MORTGAGE INVESTORS L P II
filed 1996-04-01
CIK 778714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                         Commission File Number 0-15027

                        VMTGZ Mortgage Investors L.P. II
                 (Name of small business issuer in its charter)

               Delaware                                    36-3365708
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification No.)

        c/o KPMG Peat Marwick LLP, 99 High Street, Boston, MA
              (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (617) 338-2925

Securities registered under Section 12(b) of the Exchange Act:

Title of each class            Name of each exchange on which registered
       None                                     None

Securities registered under Section 12(g) of the Exchange Act:

                    Depositary Units Representing Beneficial
                   Assignments of Limited Partnership Interest
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X .  NO    .

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.              $112,762

Depositary units outstanding as of March 15, 1996: 12,524,931. There is no current market for the registrant's depositary units. As of December 31, 1995 the aggregate book value of the registrant's depositary units held by non-affiliates of the registrant on such date was $1,937,416.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibit index on page 19 of sequentially numbered pages.

                                TABLE OF CONTENTS




                                     PART I


Item 1.        Description of Business..................................  1
Item 2.        Description of Property..................................  4
Item 3.        Legal Proceedings........................................  4
Item 4.        Submission of Matters to a Vote of Unitholders...........  6


                                     PART II


Item 5.        Market for the Registrant's Depositary Units and
               Related Unitholder Matters...............................  7
Item 6.        Management's Discussion and Analysis of Financial
               Condition and Results of Operation.......................  8
Item 7.        Financial Statements..................................... 12
Item 8.        Changes In and Disagreements with Accountants on
                  Accounting and Financial Disclosure................... 12


                                    PART III


Item 9.        Directors and Principal Executive Officers
               of the Registrant........................................ 13
Item 10.       Executive Compensation................................... 14
Item 11.       Security Ownership of Certain Beneficial Owners and
               Management............................................... 16
Item 12.       Certain Relationships and Related Transactions........... 16
Item 13.       Exhibits, Lists and Reports on Form 8-K.................. 17

SIGNATURES.............................................................. 18

                                     PART I


Item 1. Description of Business

General

         The registrant, VMTGZ Mortgage Investors L.P. II (the "Partnership"), is a Delaware limited partnership that was organized on September 30, 1985 under the name VMS Mortgage Investors L.P. II. In 1991, the Partnership changed its name to Banyan Mortgage Investors L.P. II. In June 1995, the Partnership changed its name to VMTGZ Mortgage Investors L.P. II. The sole general partner of the Partnership is VMTGZ Mortgage Investors II, Inc., an Illinois corporation organized in 1985 (the "General Partner").

         In 1986, the Partnership sold 12,526,153 depositary units (the "Units"), representing beneficial assignments of limited partnership interests, at $10 per Unit, in a registered public offering under the Securities Act of 1933, as amended. The offering yielded $124,281,863 in gross proceeds (net of volume discounts) to the Partnership. The Units were included for quotation on the National Association of Securities Dealers Automated Quotations ("NASDAQ") National Market System, and began trading on October 8, 1986. In August 1992, the Partnership adopted a plan of liquidation. Following the initial liquidating distribution under the plan, the Units were removed from the NASDAQ National Market System on September 28, 1992 because the Partnership no longer satisfied requirements for continued quotation in the NASDAQ National Market System. The Units are presently traded over-the-counter, and are no longer quoted in the NASDAQ system or reported in the trading section of any newspaper.

Business

         The Partnership was established to make various types of real estate investments through wraparound, first and junior mortgage loans principally to VMS Realty Partners and its affiliates ("VMS"). In February 1990, VMS ceased making payments on their mortgage loans due to liquidity problems, and the Partnership ceased funding new mortgage loans and suspended all relationships between the Partnership and VMS. Certain officers and directors of the General Partner who were affiliated with VMS resigned, and the independent directors of the General Partner assumed control of the Partnership. The independent directors established a principal recovery plan and implemented its initial steps to preserve and protect the Partnership's assets.

         The Partnership's business plan has been based upon preserving and maximizing the value of its remaining assets. In August 1992, the Partnership adopted a plan of liquidation. In accordance with the plan, an initial distribution in the amount of $1,941,557 ($0.155 per unit) was made in September 1992 to holders of Units ("Unitholders"). Upon disposition of the Partnership's remaining non-cash assets and final resolution of various litigation affecting the Partnership, the General Partner intends to complete the liquidation of the Partnership as promptly as practicable and to distribute the remaining cash assets, net of any reserves, to Unitholders. The General Partner does not contemplate the making of any additional liquidating distributions until the remaining non-cash assets have been disposed of and such litigation resolved.

         In March 1992, the Partnership and other creditors of VMS and certain other parties executed the Creditor Repayment Agreement with various VMS entities. The Creditor Repayment Agreement, as amended by four subsequent amendments, provided for the attempted sale by various VMS entities of their assets in an orderly manner and the disposition of the proceeds of such sales to the Partnership and such other creditors. In November 1993, the Partnership, such other creditors and parties and various VMS entities executed a fifth amendment to the Creditor Repayment Agreement. Pursuant to the fifth amendment, on November 18 and December 28, 1993 the Partnership received certain distributions of cash and a 3.46% beneficial interest in Partners Liquidating Trust ("Partners Liquidating Trust"), a 9.1% beneficial interest in Chicago Wheaton Liquidating Trust ("Chicago Wheaton Liquidating Trust"), and a 93% beneficial interest in Investors Liquidating Trust ("Investors Liquidating Trust"), each of which is a liquidating trust established for the benefit of unsecured creditors of certain VMS entities pursuant to certain agreements and declarations of trust dated as of November 17, 1993. Partners Liquidating Trust, Chicago Wheaton Liquidating Trust and Investors Liquidating Trust are collectively referred to as the "Liquidating Trusts". See Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operation, and
Note 2 of Notes to Financial Statements for additional descriptions of the Liquidating Trusts and related matters.

         In December 1994, the Partnership accrued cash distributions of $182,085 (net of amounts due to certain third parties; see Note 2 of Notes to Financial Statements) from Partners Liquidating Trust and Chicago Wheaton Liquidating Trust. In 1995, the Partnership received cash distributions of $259,700 (net of amounts due to such third parties; see Note 2 of Notes to Financial Statements) from Partners Liquidating Trust and Chicago Wheaton Liquidating Trust. Also in 1995, the Partnership sold its interest in Partners Liquidating Trust for $39,812 and its interest in Chicago Wheaton Liquidating Trust for $225,000. See Item 6, Management's Discussion and Analysis, and Note 2 of Notes to Financial Statements. The Partnership continues to monitor the extent and timing of possible cash to be realized by and distributed from Investors Liquidating Trust and how this may impact the liquidation of the Partnership. The General Partner also continues its efforts to reduce the ongoing operating expenses of the Partnership in order to maximize any further net cash distributable to Unitholders.

         On September 12, 1994, the General Partner terminated the employment by the Partnership of Mr. Leonard G. Levine, including Mr. Levine's employment as President of the General Partner. The General Partner also appointed one of its independent Directors, Mr. Philip H. Brady, Jr., to serve as the President and Chief Financial Officer of the General Partner. On September 16, 1994, the General Partner received notice that William M. Karnes, Senior Vice President, Finance and Administration, Neil D. Hansen, First Vice President, and Robert G. Higgins, Vice President and General Counsel, resigned, effective September 12, 1994, as officers of the General Partner. On or about October 31, 1994, Mr. Levine initiated an arbitration proceeding (the "Levine Arbitration") against the Partnership before the American Arbitration Association in respect of the termination of his employment. In May 1995, the Levine Arbitration was settled. See Item 6, Management's Discussion and Analysis, and Note 7 of Notes to Financial Statements for additional descriptions of the Levine Arbitration and related matters.

         The Partnership, Banyan Mortgage Investors L.P. III ("BMLP III") and Banyan Mortgage Investment Fund ("BMIF") previously agreed to resolve by means of arbitration issues surrounding the amount of compensation, if any, payable by BMIF to the Partnership and BMLP III in consideration for the Partnership's and BMLP III's agreement in 1990 to relinquish their interests in certain Beverly Hills, California properties commonly known as the Buckeye properties. In July 1994, a majority of two members of a panel of three arbitrators awarded the Partnership and BMLP III approximately $3,768,000 in connection with this arbitration. In response to BMIF's announced intention to challenge the decision, the Partnership filed suit in the Circuit Court of Cook County, Illinois, to confirm the arbitration award. Pursuant to a settlement agreement negotiated with BMIF, the amount of the award and the subsequent litigation were settled by the payment of $3,250,000 by BMIF in October 1994. The Partnership recorded $927,875, representing its 28.55% portion of the award, as a recovery of losses on loans, notes and interest receivable on its statement of income and expenses for the year ended December 31, 1994. See Item 6, Management Discussion and Analysis of Financial Condition and Results of Operation, and Note 5 of Notes to Financial Statements.

Other Information

         During 1995, the Partnership had no operating properties. The Partnership does not segregate revenue or assets by geographic region, and such a presentation is not applicable and would not be significant to an understanding of the Partnership's business taken as a whole.

         The General Partner has one employee who serves as the sole executive and financial officer of the General Partner. Certain administrative and accounting services have been provided to the Partnership by KPMG Peat Marwick LLP since October 27, 1994. Prior to that date, certain administrative and accounting services were provided to the Partnership by Banyan Management Corporation ("BMC"), of which Mr. Levine is president, pursuant to the Administrative Services Agreement (the "BMC Services Agreement"), dated as of February 27, 1994, between the Partnership and BMC. On October 27, 1994, the Partnership terminated the BMC Services Agreement. See Item 3, Legal Proceedings, Item 12, Certain Relationships and Related Transactions, and Notes 3 and 7 of Notes to Financial Statements for additional descriptions of transactions with BMC, including litigation arising from the termination of the BMC Services Agreement.

         On October 4, 1993, the outstanding capital stock (the "Stock") of the General Partner was transferred to Banyan Mortgage Investors Holding Corp. ("Holding Corp.") pursuant to the terms of the class action settlement entered into by the Partnership on September 25, 1991. Under the terms of the settlement, VMS Realty, Inc., the prior owner of the Stock, agreed to transfer the Stock to an entity designated by the Partnership in return for certain releases. Holding Corp. is an Illinois corporation owned solely by Mr. Leonard
G. Levine, the former President of the Partnership and the General Partner. Mr. Levine is also the sole director of Holding Corp. and President of BMC. Both BMC and Mr. Levine have been named as defendants in a lawsuit brought by the Partnership and VMLPZ Mortgage Investors L.P. I (the "BMC Lawsuit") as a result of certain actions by BMC and Mr. Levine relating to the termination by the Partnership of the BMC Services Agreement and certain other matters. See Item 3, Legal Proceedings, Item 10, Executive Compensation, Item 12, Certain Relationships and Related Transactions, and Notes 3 and 7 of Notes to Financial Statements for additional descriptions of the BMC Lawsuit and related matters. Holding Corp. transferred the Stock to a ten-year irrevocable voting trust, the trustees of which are the three directors of the General Partner. Pursuant to the terms of the voting trust, the trustees are required to vote the Stock in the best interest of the Unitholders.

         Because of the inability to predict with any degree of certainty the timing or amount of proceeds of any disposition of the Partnership's remaining non-cash assets, or the timing or costs or proceeds of final resolution of the various litigation affecting the Partnership, the General Partner is unable to estimate the timing or amount of any final liquidating distribution to Unitholders.


Item 2. Description of Property

         As of December 31, 1995 the Partnership held no direct ownership interest in any real estate, improved or unimproved. As the Partnership is in the process of liquidation, it has no current plans to acquire or otherwise invest in real estate, mortgages, securities of issuers engaged in real estate activities or other real estate-related assets.


Item 3. Legal Proceedings

         The General Partner is not aware of any material pending legal proceedings to which the Partnership or its properties are subject, other than the following:

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

         In the BMC Lawsuit, the Partnership sought to recover possession of its funds, books and records which were under BMC's and Mr. Levine's control. The Partnership also sought money damages and other relief. On November 22, 1994, the court ordered BMC to make the books and records of the Partnership available for copying. In addition, the court ordered Mr. Levine not to interfere with the Partnership's copying of its books and records. BMC answered the complaint in the BMC Lawsuit in November 1994 and denied certain of the material allegations therein and asserted certain defenses. Mr. Levine answered the complaint in January 1995 and also denied certain of the material allegations therein and asserted certain additional defenses. On December 1, 1994 BMC filed a counterclaim against the Partnership. In its counterclaim, BMC seeks to recover $35,000 in contract termination fees from the Partnership under the BMC Services Agreement and for an order requiring the Partnership to transfer the capital stock of BMC owned by the Partnership to BMC. The Partnership denied the material allegations of BMC's counterclaim and asserted certain additional defenses. The General Partner is unable to predict the ultimate outcome of the BMC Lawsuit. At December 31, 1995, the Partnership has a reserve established in the aggregate amount of $7,452 for the BMC Lawsuit. See Item 12, Certain Relationships and Related Transactions, and Notes 3 and 7 of Notes to Financial Statements for additional descriptions of the BMC Lawsuit and related matters.

The Bishop Ranch Litigation

         In September 1995, the Partnership, for itself and as trustee of Investors Liquidating Trust, together with Monterey County Partners ("MCP"), commenced litigation against BMIF Monterey County Limited Partnership (the "BMIF

Monterey Partnership") and BMIF Monterey County Corp. ("BMIF Monterey Corp."), which is the general partner of the BMIF Monterey Partnership, in the Circuit Court of Cook County, Illinois, County Department, Chancery Division (the "Bishop Ranch Litigation"). It is the position of Investors Liquidating Trust that it indirectly owns a substantial economic interest in the BMIF Monterey Partnership through its indirect interest in MCP, which is the limited partner in the BMIF Monterey Partnership. BMIF Monterey Corp., which is a subsidiary of Banyan Mortgage Investment Fund, is the general partner of the BMIF Monterey Partnership. The BMIF Monterey Partnership owns an approximately 565-acre residential development project in Monterey County, California known as Bishop Ranch.

         In the Bishop Ranch Litigation, MCP seeks the judicial removal of BMIF Monterey Corp. as general partner of the BMIF Monterey Partnership and the appointment of another suitable person as successor general partner to manage the affairs of the BMIF Monterey Partnership. MCP also requests the court to enter a declaratory judgment to the effect that BMIF Monterey Corp. is not entitled to any "Priority Return" or "Preferred Return" (i.e., interest) on any portion of its capital account in the BMIF Monterey Partnership. The Partnership, for itself and as trustee of Investors Liquidating Trust, further requests the court to grant relief under the Illinois Uniform Fraudulent Transfer Act by establishing in favor of MCP an appropriate capital account in the BMIF Monterey Partnership of not less than $4.8 million and to declare set aside any "Priority Return" or "Preferred Return" claimed by BMIF Monterey Corp. MCP also seeks a court-ordered accounting by BMIF Monterey Corp. with respect to its management of the affairs of the BMIF Monterey Partnership and the imposition of a constructive trust equitable liens upon BMIF Monterey Corp., for the benefit of the BMIF Monterey Partnership, over and upon all of the books, records, properties and funds of the BMIF Monterey Partnership. In February 1996, the court determined that certain claims which the Partnership, for itself and as trustee of Investors Liquidating Trust, had asserted against BMC and Leonard G. Levine for breach of fiduciary duty in the Bishop Ranch Litigation were subsumed in the BMC Lawsuit, and dismissed those claims from the Bishop Ranch Litigation.

         The parties have commenced certain pre-trial discovery in the Bishop Ranch Litigation. The General Partner believes that the Partnership has meritorious claims in this matter, however, the General Partner is uncertain as to the ultimate outcome of this litigation and the potential for, or amount of, any recovery by Investors Liquidating Trust or the Partnership.

The California Quiet Title Action

         In a matter related to the Bishop Ranch Litigation, in October 1995, MCP, for itself and derivatively for the BMIF Monterey Partnership, filed an action against the BMIF Monterey Partnership and its mortgagees in the Monterey County, California, Superior Court (the "California Quiet Title Action"). In the California Quiet Title Action, MCP seeks, among other things, the cancellation of a deed of trust (i.e., mortgage) on the Bishop Ranch property which BMIF Monterey Corp., in its capacity as general partner of the BMIF Monterey Partnership, executed and delivered to the agent for certain secured lenders, which collectively had loaned $20.5 million to Banyan Mortgage Investment Fund, as collateral security for that loan. MCP also seeks to quiet title in the Partnership to the Bishop Ranch property, free and clear of any claims by such secured lenders or their agent.

         The parties have filed certain pre-trial motions and demurrers, and commenced certain pre-trial discovery. The General Partner believes that MCP has meritorious claims in this matter, however, the General Partner is uncertain as to the ultimate outcome of this litigation and the potential for, or amount of, any recovery or other relief by Investors Liquidating Trust or MCP.


Item 4.           Submission of Matters to a Vote of Unitholders

     The Partnership did not submit any matter to a vote of its Unitholders during the fourth quarter of 1995.

                                     PART II


Item 5.  Market for the Registrant's Depositary Units and Related
         Unitholder Matters

     During the public offering period, which commenced January 22, 1986 and ended on June 25, 1986 (the final closing occurred on July 3, 1986), the selling price of the Units was $10 per Unit (adjusted, where applicable, for volume discounts). On October 8, 1986, the Partnership's Units began trading on the NASDAQ National Market System (symbol - VMTGZ). From November 19, 1986 to September 28, 1992, the Units were quoted on the NASDAQ National Market System. In August 1992, the Partnership adopted a plan of liquidation. Following the initial liquidating distribution, the Units were removed from the NASDAQ National Market System on September 28, 1992 because the Partnership no longer satisfied requirements for continued quotation in the NASDAQ National Market System. The Units are presently traded over-the-counter, and are no longer quoted in the NASDAQ system or reported in the trading section of any newspaper. The range of high and low bid price quotations per Unit by quarter for the years ended December 31, 1994 and 1995 are as follows:

                                         UNIT PRICE
                                -----------------------------
      Quarter                    1994                  1995
      -------                   ------                -----
         1          High        $0.0625               $0.0825
                    Low         $0.0469               $0.0300
         2          High        $0.0469               $0.1000
                    Low         $0.0469               $0.0400
         3          High        $0.0938               $0.0499
                    Low         $0.0469               $0.0040
         4          High        $0.0781               $0.0499
                    Low         $0.0625               $0.0200

         The quotations were obtained from an independent pricing service and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         As a result of the defaults by various VMS entities on the Partnership's mortgage loans and the resultant interruption in the Partnership's cash flow and the implementation of its principal recovery plan, the Partnership suspended distributions in 1990. No distributions were declared by the Partnership in 1995 or 1994. In accordance with the plan of liquidation, a distribution in the amount of $1,941,557 ($0.155 per Unit) was made in September 1992 to Unitholders. The Partnership is not anticipated to generate cash flow from operations on a sustainable basis. Any future distributions will result from the distributions (if any) from Investors Liquidating Trust, the proceeds (if any) of the sale or other disposition of the Partnership's beneficial interest in Investors Liquidating Trust, interest on cash and cash equivalents earned prior to final liquidation.

         At March 15, 1996, there were 4,299 record holders of Units.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

General

         Since 1990, the Partnership's business plan has been based upon preserving and maximizing the value of its remaining assets. In August 1992, the Partnership adopted a plan of liquidation. In accordance with the plan, an initial distribution in the amount of $1,941,557 ($0.155 per unit) was made in September 1992 to Unitholders. Upon disposition of the Partnership's remaining non-cash assets and final resolution of various litigation affecting the Partnership, the General Partner intends to complete the liquidation of the Partnership as promptly as practicable and to distribute the remaining cash assets, net of any reserves, to Unitholders. The General Partner does not contemplate the making of any additional liquidating distributions until the remaining non-cash assets have been disposed of and such litigation resolved.

         Certain administrative and accounting services have been provided to the Partnership by KPMG Peat Marwick LLP since October 27, 1994. Prior to that date, certain administrative and accounting services were provided to the Partnership by BMC pursuant to the BMC Services Agreement. On October 27, 1994, the Partnership terminated the BMC Services Agreement. See Item 3, Legal Proceedings, Item 12, Certain Relationships and Related Transactions, and Notes 3 and 7 of Notes to Financial Statements for additional descriptions of the BMC Lawsuit and related matters.

Liquidity and Capital Resources

         Cash and cash equivalents consist of cash and short-term investments. The Partnership's cash and cash equivalents balance at December 31, 1995 and December 31, 1994 was $2,169,802 and $2,241,059, respectively. This decrease of $71,257 in cash and cash equivalents is due primarily to payment of the Partnership's operating expenses, including amounts payable to the settling class from cash distributions received from Partners Liquidating Trust, the premium for directors and officers liability insurance purchased by the Partnership, and litigation expenses incurred in connection with legal proceedings affecting the Partnership during the year ended December 31, 1995. The decrease in cash and cash equivalents due to the payment of the Partnership's operating expenses was substantially offset by cash distributions received in 1995 from the Liquidating Trusts, and proceeds of the sale by the Partnership of its interest in Partners Liquidating Trust and its interest in Chicago Wheaton Liquidating Trust. See Other Information under this Item 6, Management's Discussion and Analysis, and Note 2 of Notes to Financial Statements. The Partnership also earned interest income on its cash and cash equivalents.

         The Partnership's future source of liquidity is expected to be generated through interest earned on short-term investments in investment- grade securities, the distributions (if any) from Investors Liquidating Trust and proceeds (if any) from the sale or other disposition of the Partnership's beneficial interest in the trust. It is anticipated that, pending distributions (if any) from Investors Liquidating Trust and proceeds (if any) from the sale or other disposition of the Partnership's beneficial interest in the trust, cash generated from interest earned on short-term investments may be less than the Partnership's operating expenses during future periods. A portion of the Partnership's cash will be used to meet any shortfall. The General Partner believes that the Partnership's cash and cash equivalents, together with interest earned on short-term investments, will be sufficient to meet the Partnership's reasonably anticipated cash needs for the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         As of December 31, 1995, the General Partner has a deficit capital balance in the Partnership of $732,702. It is currently anticipated that the Partnership will be unable to recover this deficit upon liquidation due to the financial limitations of the General Partner. The Partnership has no obligation to cover this deficit on behalf of the General Partner.

         In December 1994, the Partnership accrued cash distributions of $182,085 (net of amounts due to certain third parties; see Note 2 of Notes to Financial Statements) from Partners Liquidating Trust and Chicago Wheaton Liquidating Trust. In 1995, the Partnership accrued cash distributions of $259,700 (net of amounts due to such third parties; see Note 2 of Notes to Financial Statements) from Partners Liquidating Trust and Chicago Wheaton Liquidating Trust. Also in 1995, the Partnership sold its interest in Partners Liquidating Trust for $39,812 and its interest in Chicago Wheaton Liquidating Trust for $225,000. See Item 1, Description of Business, and Note 2 of Notes to Financial Statements. The Partnership continues to monitor the extent and timing of possible cash to be realized by and distributed from Investors Liquidating Trust and how this may impact the liquidation of the Partnership. The General Partner also continues its efforts to reduce the ongoing operating expenses of the Partnership in order to maximize any further net cash return to Unitholders.

         For the year ended December 31, 1995, the Partnership valued its interest in Investors Liquidating Trusts at $1, which reflects its pro rata share of cash assets of the Investors Liquidating Trust available for distribution. The Partnership believes that the remaining assets in Investors Liquidating Trust may have some value. However, those assets are not accorded any carrying value due to the substantial uncertainties regarding the timing and amount of potential recoveries. See Item 3, Legal Proceedings, and Note 2 of Notes to Financial Statements for additional descriptions of the Partnership's interest in Investors Liquidating Trust.

         The Partnership's ultimate remaining distribution of cash to its Unitholders is dependent upon, among other things: (i) the receipt of distributions (if any) from the Investors Liquidating Trust resulting from recoveries on remaining assets of the trust; (ii) the proceeds (if any) or the sale or other disposition of the Partnership's interest in Investors Liquidating Trust; (iii) the final resolution of the various litigation affecting the Partnership (see Item 3, Legal Proceedings, Item 12, Certain Relationships and Related Transactions, and Note 7 of Notes to Financial Statements for additional descriptions of such litigation and related matters); and (iv) the Partnership's ability to control its operating and liquidating expenses.

Results of Operations

         Fiscal Year 1995 Compared to Fiscal Year 1994

         Total income for the years ended December 31, 1995, 1994 and 1993 was $112,762, $62,201 and $29,449, respectively. The increase in total income between 1995 and 1994 is due to increased interest earnings on cash and cash equivalents due to an increase in cash available for short-term investments. The increase in total income between 1994 and 1993 was also due to increased interest earnings on cash and cash equivalents due to an increase in cash available for short-term investments and, to a lesser extent, an increase in the average rate of interest earned on such investments.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Total expenses for the year ended December 31, 1995 increased to $422,512 from a net recovery of $441,439 for the year ended December 31, 1994 due principally to a decrease in recoveries of losses on loans, notes and interest receivable. During 1995, the Partnership recorded $524,512 in aggregate recoveries of losses on loans, notes and interest receivable as compared to $1,082,054 in the prior year. In 1995, the Partnership received $259,700 in cash distributions from Partners Liquidating Trust and Chicago Wheaton Liquidating Trust and $264,812 in connection with the sale of the Partnership's beneficial interests in those Liquidating Trusts. In 1994, the Partnership received a $927,875 recovery of losses on loans, notes and interest receivable in connection with the arbitration proceeding relating to the Partnership's interest in certain Beverly Hills, California properties commonly known as the Buckeye properties. The Partnership also recovered in 1994 $126,549 previously paid into escrow in connection with the class action settlement of the litigation captioned In re VMS Securities Litigation. See Note 5 of Notes to Financial Statements. There were no similar recoveries during 1995.

         Other expenses increased to $947,024 for the year ended December 31, 1995 from $767,164 for the year ended December 31, 1994. This increase was due primarily to settlement costs recorded by the Partnership during the 1995 in the amount of $97,452 relating to the Levine Arbitration and the BMC Lawsuit (see
Item 1, Description of Business, and Note 7 of Notes to Financial Statements for additional descriptions of the Levine Arbitration and related matters) and the refund of state income taxes of $120,921 in 1994. The Partnership received no similar refund in 1995.

         The increase in other expenses was offset in part by decreases in unitholder expenses, directors' fees, expenses and insurance, and general and administrative expenses. Unitholder expenses declined in the amount of $80,966. Directors' fees, expenses and insurance declined in the amount of $4,541. General and administrative expenses declined in the amount of $7,874. Other professional fees increased in the amount of $54,868. Unitholder expenses decreased reflecting continuing efforts by the General Partner to control such expenses and the shifting of some costs associated with unitholder services from BMC to outside servicing firms. The decrease in directors' fees, expenses and insurance is attributable to a decrease in the premium for director's and officer's insurance and continued cost control efforts by the General Partner. The decrease in general and administrative expenses reflect continued efforts by the General Partner to control these costs. The increase in other professional fees to $327,376 for the year ended December 31, 1995 from $272,508 for the year ended December 31, 1994 reflects costs of the Bishop Ranch Litigation and the California Quiet Title Action. (See Item 3, Legal Proceedings, and Note 7 of Notes to Financial Statements.

         These changes resulted in a net loss to the Partnership for the year ended December 31, 1995 of ($309,750) (($0.025) per unit) compared to net income of $503,640 ($0.040 per unit) for the year ended December 31, 1994.

         Fiscal Year 1994 Compared to Fiscal Year 1993

         Total expenses of the Partnership for the year ended December 31, 1994 were offset by a $1,082,054 recovery of losses on loans, notes and interest receivable primarily recorded in connection with the Buckeye Arbitration and cash distributions from the Liquidating Trusts. Also, total expenses for 1994 were partially offset by the receipt of $126,549 representing recovery of an

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

escrow established as part of the Class Action Settlement and by a state income tax refund in the amount of $120,921. Total expenses of the Partnership for the year ended December 31, 1993 were offset by a $1,309,196 recovery of losses on loans, notes and interest receivable in connection with the Liquidating Trusts.

         Expenses from lending activities for 1994 reflects a recovery of losses on loans, notes and interest receivable of $1,082,054 primarily consisting of the receipt of $927,875 in connection with the Buckeye Arbitration (see Item 1, Description of Business, and Note 5 of Notes to Financial Statements for additional descriptions of the Buckeye Arbitration and related matters) and cash distributions of $182,085 (net of amounts due to certain third parties; see Note 2 of Notes to Financial Statements) from Partners Liquidating Trust and Chicago Wheaton Liquidating Trust. Expenses from lending activities for 1993 reflected a recovery of losses on loans, notes and interest receivable of $1,309,196 attributable to the receipt of cash and Liquidating Trust interests pursuant to the Creditor Repayment Agreement, as amended. (See Item 1, Description of
Business, and Note 2 of Notes to Financial Statements for additional descriptions of the Liquidating Trusts and related matters).

         Other expenses decreased by $6,140 for 1994 from 1993. Directors' fees, expenses and insurance declined in the amount of $44,723, and the Partnership received a refund of state income taxes in the amount of $120,921. This decline and the tax refund receipt were offset by increases in unitholder expenses, other professional fees and general and administrative expenses. The decrease in directors' fees, expenses and insurance is attributable to a decrease in the premium for director's and officer's insurance and continued cost control efforts by the General Partner. Unitholder expenses increased due to increases in annual reporting services fees and other increases in printing, distribution and other unitholder service costs. The increase in other professional fees is attributable principally to the Levine Arbitration, the BMC Lawsuit and the Buckeye Arbitration. See Item 1, Description of Business, Item 3, Legal Proceedings, Item 10, Executive Compensation, and Notes 3 and 7 of Notes to Financial Statements for additional descriptions of the Levine Arbitration and the BMC Lawsuit; see Item 1, Description of Business, and Note 5 of Notes to Financial Statements for additional descriptions of the Buckeye Arbitration. The increase in general and administrative expenses of $24,311 reflects inflation and costs incurred in connection with the termination of the BMC Services Agreement with BMC. Also, the Partnership recovered in January 1994 $126,549 in expenses previously paid into escrow in connection with the class action settlement of the litigation captioned In re VMS Securities Litigation. The Partnership realized no similar recovery in 1993.

         These changes for the years ended December 31, 1994 and 1993 resulted in a net income of $503,640 (($0.040) per Unit) for 1994 and net income of $565,341 ($.045 per Unit) for 1993.

Other Information

         During the years ended December 31, 1995, 1994 and 1993 the Partnership did not fund any mortgage loans. There were no distributions made by the Partnership during the years ended December 31, 1995 and 1994, respectively.

         The Partnership serves as the initial trustee of Investors Liquidating Trust. Prior to October 27, 1994, certain administrative and accounting

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

services were provided to the Partnership by BMC, of which Mr. Levine is president, pursuant to the BMC Services Agreement. On October 27, 1994, the Partnership terminated the BMC Services Agreement. Since that date, the General Partner has been obtaining documents and developing information as to the financial condition and results of operation of Investors Liquidating Trust, and investigating its underlying assets. Such efforts led to the determination of the General Partner to initiate the Bishop Ranch Litigation and the California Quiet Title Action on behalf of the Partnership and Investors Liquidating Trust. See Item 3, Legal Proceedings. Based upon such documents and information obtained to date, it appears that at December 31, 1995 Investors Liquidating Trust's assets were comprised principally of illiquid junior interests in various partnerships that hold indirect interests in certain real property developments controlled by Banyan Mortgage Investment Fund, and certain other miscellaneous assets. Although, the General Partner's efforts to collect documents and information regarding the assets of Investors Liquidating Trust continues, at present the General Partner lacks sufficient information regarding the value or collectibility of any of the assets of Investors Liquidating Trust (including but not limited to the ultimate outcome of the Bishop's Ranch Litigation and the California Quiet Title Action). Accordingly, the General Partner is unable to predict with any degree of certainty the timing or proceeds, if any, to Investors Liquidating Trust of any disposition of or recovery on any of the remaining assets of the trust (including the timing or proceeds of the Bishop Ranch Litigation or the California Quiet Title Action).


Item 7. Financial Statements

     See Index to Financial Statements on Page F-1 of this Report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no changes in, or reported disagreements, with the accountants of the Partnership on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III


Item 9. Directors and Principal Executive Officers of the Registrant


         The directors and executive officers of the general partner are as follows:

         David G. Blalock, Sr.    Director
         E. James Wisner          Director
         Philip H. Brady, Jr.     Director, President and Chief Financial
                                  Officer

         DAVID G. BLALOCK, SR., age 77, has served as a Director of the Partnership since 1986. Mr. Blalock's term of office as Director will continue until the next annual meeting of the shareholders of the General Partner or until his successor shall has been elected and qualified. He is also one of the members of the boards of directors of VMLPZ Mortgage Investors, Inc. Mr. Blalock is an attorney. He was a partner in the Newport News, Virginia law firm of Marshall, Blalock & Garner, which firm was dissolved in January 1995. From 1988 to June 1990, he was a member of the board of directors of Jefferson National Bank/Tidewater, Newport News, Virginia, successor to American Bank, of which he was chairman of the board from 1977 to 1988. From 1962 to 1969, he also served as chairman of the board of directors of Associated Mortgage Companies of Virginia, Inc.

         E. JAMES WISNER, age 54, has served as a Director of the Partnership since 1986. Mr. Wisner's term of office as Director will continue until the next annual meeting of the shareholders of the General Partner or until his successor shall has been elected and qualified. He is also one of the members of the boards of directors of VMLPZ Mortgage Investors, Inc. Mr. Wisner is president and chairman of the board of Financial Service Corporation. Mr. Wisner has been a consultant for several major insurance companies, real estate syndicators and oil and gas syndicators. Mr. Wisner was with Connecticut General Life Insurance Company from 1964 to 1984; he was second vice president of marketing services between 1979 and 1981 when he became the president of Connecticut General Management Resources, Inc., a subsidiary of Connecticut General Life Insurance Company which organized and managed tax advantaged investment products.

         PHILIP H. BRADY, JR., age 57, has served as a Director of the Partnership since 1986. Mr. Brady's term of office as Director will continue until the next annual meeting of the shareholders of the General Partner or until his successor has been elected and qualified. Mr. Brady has served as President and Chief Financial Officer of the General Partner since September 12, 1994. He is also one of the members of the boards of directors, and president and chief financial officer, of VMLPZ Mortgage Investors, Inc. Mr. Brady is currently an independent financial consult ant. From December 1984 to May 1990 he was president of Merchco Investment Corporation and Senior Vice President and Director of MerchantsBank of Boston, Massachusetts. From December 1980 to November 1984, he was senior vice president of real estate for Homeowners Federal Savings & Loan Association in Boston, Massachusetts. In such position, he was responsible for national commercial real estate lending, including joint ventures, various types of mortgage loans, land sale-leasebacks and condominium conversions. Prior to that, he was director of real estate of the Metropolitan Transit Authority, New York State, where he was responsible for the purchase, sale and leasing of real estate. Mr. Brady was a trustee of the Dime Savings Bank in Williamsburgh, New York, from 1976 to 1980 and was a director of Greenery Rehabilitation Group, Inc. from 1985 to 1993.

Item 10. Executive Compensation

Director Compensation

         The Directors, other than Mr. Brady since his appointment as Acting President and Acting Chief Financial Officer on September 12, 1994, are paid an annual fee of $15,000, payable quarterly, plus $875 for each Board meeting, including meetings of the audit committee, attended in person and $250 an hour for each Board meeting, including meetings of the audit committee, attended via telephonic conference call. In addition, each Director is reimbursed for out-of-pocket expenses incurred in attending meetings of the Board.


Executive Compensation

         Compensation paid to Executive Officers of the General Partner for the years ended December 31, 1995, 1994 and 1993 is as follows:


                                                                            Long-Term Compensation
                                                                     ------------------------------------
                                          Annual Compensation                 Awards             Payouts
- -------------------------- ------------------------------------------------------------------- -----------------------
                                                            Other
                                                            Annual    Restricted                           All Other
                                                          Compensa-      Stock      Options/      LTIP      Compen-
                            Year    Salary     Bonus(2)    tion (3)    Award(s)     SARs (#)    Payouts     sation
                            ----    ------     --------    --------    --------     --------    -------     ------

Philip H. Brady, Jr.,       1995    $65,000       n/a        n/a          n/a          n/a        n/a         n/a
President, Chief            1994    $14,089       n/a      $16,391        n/a          n/a        n/a         n/a
Financial Officer           1993      n/a         n/a        n/a          n/a          n/a        n/a         n/a
and Director

Leonard G. Levine,          1995      n/a         n/a        n/a          n/a          n/a        n/a         n/a
President and Chief         1994    $31,935       n/a        n/a          n/a          n/a        n/a         n/a
Executive Officer (1)       1993    $46,024     $24,135      n/a          n/a          n/a        n/a         n/a


(1) No executive officers of the General Partner of the Partnership earned more than $100,000 in salary and bonus.

(2) See incentive compensation program disclosure below with respect to Mr. Levine.

(3) In the case of Mr. Brady, the amount set forth under the heading "Other Annual Compensation" reflects fees paid during 1994 to Mr. Brady in his capacity as a Director of the General Partner of the Partnership prior to his becoming the President and Chief Financial Officer on September 12, 1994. Mr. Brady currently receives no compensation for his services as a Director.

         Mr. Brady has served as President and, as such, Chief Executive Officer, Chief Financial Officer and Director of the Partnership and the General Partner since September 12, 1994. Prior to that date, he served only as a Director of the General Partner. There is no employment agreement between Mr. Brady and the Partnership or the General Partner. In consideration of his employment, Mr. Brady receives compensation from the General Partner at an annual rate equal to $65,000 per year, plus any bonus which may be granted at the discretion of the Board of Directors of the General Partner. No bonus was granted to Mr. Brady in respect of 1995.

         Mr. Levine served through September 12, 1994 as President and Chief Executive Officer of the Partnership pursuant to a Second Amended and Restated Employment Agreement dated as of December 31, 1992, and as President of the

General Partner. This agreement provided that Mr. Levine would be employed through December 31, 1993 with automatic one year renewals thereafter unless either the General Partner or Mr. Levine gave the other notice of termination before March 31 preceding the end of the current employment period.

         In consideration of his employment, Mr. Levine received compensation at an annual rate equal to $46,024 per year. Further, Mr. Levine was eligible to receive compensation, which was calculated and earned on a calendar year basis, under an incentive program included in his employment agreement based upon the following: (i) 0.56% of the Partnership's collateralized claims which were converted into cash; (ii) 1.35% of the amount of the Partnership's unsecured claims which were converted into cash; (iii) the percentage increase in the Partnership's market capitalization between January 1, 1990 and the end of each calendar year (0.25% of the first 10% increase, 0.5% of the next 10% increase and 1.00% of any increase in excess of 20%); and (iv) 0.1% of the amount of cash distributions to Unitholders. The total incentive compensation that Mr. Levine might have received in any year (on a cumulative basis) was subject to certain deferrals and restrictions. Any amounts earned during or prior to calendar year 1993 which were deferred were due under the terms of his employment agreement on March 31, 1994. In order to be eligible to receive the incentive compensation for any calendar year, Mr. Levine was required to be employed on March 31 of the following year. Except as provided below, any incentive compensation which was not paid prior to Mr. Levine's termination was forfeited.

         Mr. Levine's employment agreement provided, among other things, that if the General Partner terminated Mr. Levine for cause, all incentive compensation not previously paid to Mr. Levine would be forfeited and he would not be entitled to any severance payment. If Mr. Levine were terminated without cause, he would be entitled to a 90-day continuation of his salary and a severance payment equal to one year's salary plus all incentive compensation earned through the date of his termination (includ ing incentive compensation based upon assets converted into cash within one year following his termination in accordance with an expression of interest received by the Partnership prior to Mr. Levine's termination), plus an amount equal to the full cost of continuing Mr. Levine's health benefits for one year.

         On September 12, 1994, the General Partner terminated the employment by the Partnership of Mr. Levine, including Mr. Levine's employment as President of the General Partner. On or about October 31, 1994, Mr. Levine initiated the Levine Arbitration against the Partnership, claiming $127,567, plus interest and attorneys' fees, on account of the termination of his employment. In the second quarter of 1995 the Partnership settled the Levine Arbitration. As a part of such settlement, the Partnership paid $90,000 to Levine in full satisfaction of his claims in the Levine Arbitration. See Item 1, Description of Business, and
Note 7 of Notes to Financial Statements for additional descriptions of the Levine Arbitration and the settlement thereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management


         As of March 15, 1996 no person or entity owns of record or is known by the Partnership to be the beneficial owner of more than five percent (5%) of the Units of the Partnership.

         The following table sets forth the ownership of Units directly or indirectly by the directors and executive officers of the General Partner of the Partnership as of March 15, 1996:




                                                                               Amount of
                                        Name of                                Beneficial           Percent of
        Title of Class              Beneficial Owner                            Ownership            Interest
- ------------------------------  ------------------------------------------ ------------------ ----------------------

       Depositary Units         E. James Wisner                                250 Units           Less than 1%
       Depositary Units         All Directors and Officers of
                                the General Partner as a group                 250 Units           Less than 1%
                                (7 persons)



Item 12. Certain Relationships and Related Transactions

         Banyan Management Corp. ("BMC") performed certain administrative services on behalf of the Partnership for which it was reimbursed pursuant to the Administrative Services Agreement, dated as of February 27, 1994, between the Partnership and BMC (the "BMC Services Agreement") at cost. Such services ceased on or before October 27, 1994 when the Partnership terminated the BMC Services Agreement. BMC is owned by the Partnership and the Banyan funds. Mr. Levine, the former President of the General Partner, is the president of BMC. Through October 27, 1994 when the BMC Services Agreement was terminated, Messrs. Karnes, Hansen and Higgins were compensated by BMC and their compensation was historically included in the administrative costs allocated by BMC to and reimbursed by the Partnership. Certain directors/trustees of the eight Banyan funds and their general partners, including the Directors of the General Partner of the Partnership, have served as directors of BMC but receive no additional compensation. In November 1994, the Directors of the General Partner resigned their respective directorships at BMC. Administrative costs reimbursed by the Partnership to BMC for the period January 1, 1994 through October 27, 1994 and the year ended December 31, 1993 totaled $73,088 and $95,384, respectively. No such costs were reimbursed by the Partnership to BMC in 1995. BMC charged its operating expenses among the Banyan funds for which it performed services and acted as a common paymaster for the Partnership.

         Reference is made to Item 3, Legal Proceedings, and Notes 3 and 7 of the Notes to Financial Statements for the amount of administrative costs paid to, and additional descriptions of the BMC Lawsuit and related matters.

Item 13. Exhibits, Lists and Reports on Form 8-K


         The following  exhibits are  incorporated  herein by reference from the
Registrant's   Registration  Statement  on  Form  S-11  (file  number  2-94347), referencing the exhibit numbers used in such Registration Statement.

Exhibit Nos.                             Description

  (3) and (4)     Agreement of and First Amendment to the Certificate of
                  Limited Partnership

         The following exhibit is incorporated herein by reference from the Form 10-K Annual Report dated December 31, 1987 (file number 0-15027)

Exhibit No.                              Description

   3(a)           Amendment to the Agreement of Limited Partnership

         The following exhibits are incorporated herein by reference from the Form 10-KSB Annual Report dated December 31, 1984 (file number 0-15027)

Exhibit Nos.                             Description

  10.1 Second Amended and Restated Employment Agreement between the Partnership and Leonard G. Levine

  10.2 Administrative Services Agreement between the Partnership and Banyan Management Corp.

  10.3 Agreement and Declaration of Trust dated as of November 17, 1993 (Partners Liquidating Trust)

  10.4 Amended and Restated Declaration of Trust dated as of December 29, 1994 (Partners Liquidating Trust)

  10.5 Agreement and Declaration of Trust dated as of November 17, 1993 (Chicago Wheaton Liquidating Trust)

  10.6 Agreement and Declaration of Trust dated as of November 17, 1993 (Investors Liquidating Trust)

         No Reports on Form 8-K were filed during the quarter ended December 31, 1995.

         An annual report will be sent to the Unitholders subsequent to this filing and the Partnership will furnish copies of such report to the Commission at that time.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Partnership caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMTGZ MORTGAGE INVESTORS L.P. II

By:      VMTGZ Mortgage Investors II, Inc.,
         General Partner


By:      /s/ Philip H. Brady, Jr.                        Date:  March 29, 1996
         Philip H. Brady, Jr.,
                  President


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Partnership and in the capacity and on the dates indicated.

By:      VMTGZ Mortgage Investors II, Inc.,
         General Partner


By:      /s/ Philip H. Brady, Jr.                        Date:  March 29, 1996
         Philip H. Brady, Jr.,
                  President



By:      /s/ Philip H. Brady, Jr.                        Date:  March 29, 1996
         Philip H. Brady, Jr.,
                  Chief Financial Officer



By:      /s/ David G. Blalock, Sr.                       Date:  March 29, 1996
         David G. Blalock, Sr., Director



By:      /s/ Philip H. Brady, Jr.                        Date:  March 29, 1996
         Philip H. Brady, Jr., Director



By:      /s/ E. James Wisner                             Date:  March 29, 1996
         E. James Wisner, Director

                                  EXHIBIT INDEX


Exhibit No.                                                          Page No.


27.1              Financial Data Schedule (EDGAR Filer)                  20

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                          Index to Financial Statements


                                                                      Pages


Report of Independent Accountants                                       F-2

Balance Sheets at December 31, 1995 and 1994                            F-3

Statements of Income and Expenses For the Years Ended
  December 31, 1995, 1994 and 1993                                      F-4

Statements of Partners' Capital For the Years Ended
  December 31, 1995, 1994 and 1993                                      F-5

Statements of Cash Flows For the Years Ended
  December 31, 1995, 1994 and 1993                                      F-6

Notes to Financial Statements                                   F-7 to F-12

                        Report of Independent Accountants


To the Partners of VMTGZ Mortgage Investors L.P. II:

         We have audited the Financial Statements of VMTGZ Mortgage Investors L.P. II (a limited partnership) listed in the index on Page F-1 of this Form 10-KSB. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As described in Note 1 to the Financial Statements, the Board of Directors of the Partnership's General Partner has approved a plan of liquidation. In accordance with the terms of the Partnership Agreement, the plan provides for the dissolution of the Partnership upon repayment or other disposition of all mortgage loans held by the Partnership and receipt of final payment with respect to all investments. Upon disposal of the Partnership's remaining assets and resolution of pending litigation, the General Partner will dissolve the Partnership by distributing any available cash and terminating the Partnership.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VMTGZ Mortgage
Investors L.P. II as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.





                                           COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
March 28, 1996

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                                 Balance Sheets
                           December 31, 1995 and 1994


ASSETS                                                                        1995                      1994
                                                                           -----------               -------

Cash and Cash Equivalents                                                 $  2,169,802              $  2,241,059
Investment in Liquidating Trusts                                                     1                         1
Distributions Receivable from Liquidating Trusts                                   ---                   196,616
Prepaid Insurance                                                               84,250                    78,892
State Income Tax Refund Receivable                                                 ---                    35,483
Other Assets                                                                     6,837                    26,175
                                                                           -----------               -----------

Total Assets                                                               $ 2,260,890               $ 2,578,226
                                                                           ===========               ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Accounts Payable and Accrued Expenses                                     $    323,435              $    273,602
Distribution From Liquidating Trust Payable to Settling
Class                                                                              ---                    57,419
                                                                          ------------              ------------

Total Liabilities                                                              323,435                   331,021
                                                                          ------------              ------------

Commitments and Contingencies                                                      ---                       ---

Partners' Capital

Partners Capital (12,526,153 Depositary
  Units Outstanding)                                                         1,937,646                 2,247,396
Treasury Units, at Cost, for 1,222 Depositary Units                              (191)                     (191)
                                                                          ------------              ------------

Total Partners' Capital                                                      1,937,455                 2,247,205
                                                                          ------------              ------------

Total Liabilities and Partners' Capital                                    $ 2,260,890               $ 2,578,226
                                                                           ===========               ===========

Book Value Per Unit (12,524,931 Depositary Units
Outstanding)                                                            $        0.155            $        0.179
                                                                        ==============            ==============


    The accompanying notes are an integral part of the financial statements.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                        Statements of Income and Expenses
              For the Years Ended December 31, 1995, 1994 and 1993



                                                                               1995           1994          1993
                                                                            ---------      ---------      --------

INCOME
Interest Income                                                          $   112,762    $    62,201    $    29,449

EXPENSES

Expenses From Lending Activities:
  (Recovery of) Provision for Losses on Loans, Notes
      and Interest Receivable                                               (524,512)    (1,082,054)    (1,309,196)

Other Expenses:
  Unitholder Expenses                                                        141,079        222,045        174,968
  Directors' Fees, Expenses and Insurance                                    208,143        212,684        257,407
  Other Professional Fees                                                    327,376        272,508        184,392
  Refund of State Income Taxes                                                  --         (120,921)          --
  General and Administrative                                                 172,974        180,848        156,537
  Settlement Costs for Arbitration and Litigation with Related Parties        97,452           --             --
                                                                                                       -----------
   Total Other Expenses                                                      947,024        767,164        773,304

(Recovery of) Class Action Settlement Costs and Expenses                        --         (126,549)          --
  and Expenses

Total (Recoveries) Expenses                                                  422,512       (441,439)      (535,892)
                                                                         -----------    -----------    -----------

Net Income (Loss)                                                        $  (309,750)   $   503,640    $   565,341
                                                                         ===========    ===========    ===========

Net Income (Loss) Allocated to
  General Partner (1%)                                                   $    (3,098)   $     5,036    $     5,653
                                                                         ===========    ===========    ===========

Net Income (Loss) Allocated to
  Unitholders (99%)                                                      $  (306,652)   $   498,604    $   559,688
                                                                         ===========    ===========    ===========

Net Income (Loss) Per Unit (Based on Weighted Average Number of
Depositary Units Outstanding of 12,524,931 during 1995, 1994 and 1993)   $    (0.025)   $     0.040    $     0.045
                                                                         ===========    ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                         Statements of Partners' Capital
              For the Years Ended December 31, 1995, 1994 and 1993



                                  General                      Treasury
                                  Partner     Unitholders        Units          Total
                                 --------     -----------      ---------       -------
Partners' Capital (Deficit),
December 31, 1992              $  (740,293)   $ 1,918,708    $      (191)   $ 1,178,224

Net Income (Loss)                    5,653        559,688           --          565,341
                               -----------    -----------    -----------    -----------

Partners' Capital (Deficit),
December 31, 1993                 (734,640)     2,478,396           (191)     1,743,565

Net Income (Loss)                    5,036        498,604           --          503,640
                               -----------    -----------    -----------    -----------

Partners' Capital (Deficit),
December 31, 1994                 (729,604)     2,977,000           (191)     2,247,205

Net Income (Loss)                   (3,098)      (306,652)          --         (309,750)
                               -----------    -----------    -----------    -----------

Partners' Capital (Deficit),
December 31, 1995              $  (732,702)   $ 2,670,348    $      (191)   $ 1,937,455
                               ===========    ===========    ===========    ===========



    The accompanying notes are an integral part of the financial statements.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                            Statements of Cash Flows
              For the Years Ended December 31, 1995, 1994 and 1993



                                                                      1995            1994            1993
                                                                   ----------       ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                 $  (309,750)   $   503,640    $   565,341

Adjustments to Reconcile Net Income(Loss) to
  Net Cash Used In Operating Activities:
Amortization of Premium on Investments                                   --           12,187
Net Change In:
  Investment in Liquidating Trusts                                       --           27,906        (27,907)
  Distributions Receivable from Liquidating Trusts                    196,616       (196,616)          --
  State Income Tax Refund Receivable                                   35,483        (35,483)          --
  Prepaid Insurance                                                    (5,358)       (31,979)        42,216
  Other Assets                                                         19,338         16,342           (720)
  Accounts Payable and Accrued Expenses                                49,833        141,757        (71,329)
  Distribution from Liquidating Trust Payable to Settling Class       (57,419)        57,419           --
                                                                  -----------    -----------    -----------

Net Cash Provided by (Used in) Operating Activities                   (71,257)       495,173        507,601

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase (Maturity) of Marketable Securities                             --          780,000       (792,187)
                                                                  -----------    -----------    -----------

Net Cash (Used In) Provided by Investing Activities                      --          780,000       (792,187)

Net Increase (Decrease) in Cash and Cash Equivalents                  (71,257)     1,275,173       (284,586)

Cash and Cash Equivalents at Beginning of Year                      2,241,059        965,886      1,250,472
                                                                  -----------    -----------    -----------

Cash and Cash Equivalents at End of Year                          $ 2,169,802    $ 2,241,059    $   965,886
                                                                  ===========    ===========    ===========


[S]     [C]    [C]    [C]    [C]    [C]    [C]
    The accompanying notes are an integral part of the financial statements.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                          Notes to Financial Statements

1.       Organization and Basis of Presentation

     VMTGZ Mortgage Investors L.P. II (the "Partnership" formerly known as Banyan Mortgage Investors L.P. II) was organized on September 30, 1985 as a Delaware limited partnership. The Partnership's business purpose was to invest primarily in mortgage loans to entities affiliated with VMS Realty Partners and its affiliates ("VMS") collateralized by existing income-producing properties. Through a public offering, the Partnership sold 12,526,153 units resulting in total proceeds of $124,281,863 to the Partnership. The units are evidenced by depositary receipts which are freely transferable by the holders of the units (the "Unitholders"). The Partnership 's units are currently traded over-the-counter and their market is largely inactive. The Partnership terminated its relationship with VMS Realty Partners in 1990.

     On October 4, 1993, the stock (the "Stock") of the Partnership's general partner, VMTGZ Mortgage Investors, Inc. (the "General Partner" formerly known as Banyan Mortgage Investors II, Inc.), was transferred to Banyan Mortgage Investors Holding Corp. ("Holding Corp.") pursuant to the terms of the class action settlement entered into by the Partnership on September 25, 1991 (the "Settlement"). Holding Corp. is an Illinois corporation owned solely by Mr. Leonard G. Levine, the former President of the General Partner. Mr. Levine is also the sole director of Holding Corp. and President of Banyan Management Corp. Refer to Note 3 "Transactions with Affiliates" and Note 7, "Arbitration and Litigation with Related Parties". Under the terms of the Settlement, VMS Realty, Inc., the prior owner of the Stock, agreed to transfer the Stock to an entity designated by the Partnership in return for certain releases. Holding Corp. has transferred the Stock to a ten-year irrevocable voting trust, the trustees of which are the three directors of the General Partner. Pursuant to the terms of the Voting Trust Agreement between Holding Corp. and the trustees of the Voting Trust Agreement, the trustees are required to vote the stock of the General Partner in the best interests of the Unitholders of the Partnership.

     On August 19, 1992, the General Partner announced adoption of a plan of liquidation (the "Plan"). In accordance with the Plan, an initial liquidating distribution of $1,941,557 ($0.155 per unit), was made on September 25, 1992, to all unitholders of record as of August 31, 1992. As permitted by the Plan, the General Partner established a cash reserve fund equal to approximately $1,300,000 in 1992 to settle the Partnership's obligations and to pay the expenses associated with liquidation and any other contingencies that may arise during liquidation. Upon disposal of the Partnership's remaining assets (its interests in certain liquidating trusts established pursuant to the finalization of the Creditor Repayment Agreement with VMS Realty Partners and its affiliates) and resolution of pending litigation, the General Partner will complete liquidation of the Partnership by distributing any available cash and terminating the Partnership. Future distributions, if any, will be announced from time to time by the General Partner.

         Management is uncertain as to the proceeds that the Partnership may ultimately realize from its investments in the remaining liquidating trust. The Partnership cannot be liquidated until such investment is sold or otherwise disposed of. The Partnership continues to carry its assets and liabilities at historical cost and believes that the carrying values of the Partnership's assets and liabilities would not differ materially if the financial statements were presented under a liquidation basis of accounting.

2.   Summary of Significant Accounting Policies

A.   Cash and Cash Equivalents

     Cash and cash equivalents represent deposits held with financial institutions in demand and money market accounts, as well as obligations of the US Government and its agencies that have maturities of three months or less at the date of purchase. The Partnership records cash and cash equivalents at amortized cost which approximates market value.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                    Notes to Financial Statements (Continued)



B.   Investment in Liquidating Trusts

     On November 18, 1993, the Partnership executed the fifth amendment to the Creditor Repayment Agreement and, in connection therewith, received distributions of cash totaling $1,281,289 and interests in three liquidating trusts (Partners Liquidating trust, Chicago Wheaton Liquidating trust and Investors Liquidating trust) established for the benefit of unsecured creditors of VMS. The trusts held cash as well as secured and unsecured, notes and mortgages to individuals, entities, or real estate properties, most of which were subordinated to those of senior lenders. The Partnership records its investment in the liquidating trusts at its pro rata portion of the cash assets available for distribution in the trusts. Despite the fact that the Partnership believes that the notes and mortgages remaining in the trusts may have value, they are not accorded any carrying value due to the uncertainties regarding the timing and amount of any potential recovery. At December 31, 1995 and December 31, 1994, that pro rata portion amounted to $1. The Partnership records its portion of all receipts from the trusts as a reduction in the Provision for Losses on Mortgage Loans, Notes and Interest Receivable, when distributions are declared by the trusts.

     During 1994, Partners Liquidating trust declared a distribution in the amount of $196,616 which was recorded as a receivable at December 31, 1994. Pursuant to a settlement agreement with a settling class (the "Settling Class"), roughly 29% of all distributions from that trust are to be remitted to the Settling Class. Accordingly, the Partnership recorded a payable at December 31, 1994, in the amount of $57,419, representing the Settling Class's portion of the December 29, 1994 distribution. That amount was paid to the Settling Class during 1995.

     In 1995, Partners Liquidating trust and Chicago Wheaton Liquidating trust together declared, and the Partnership received, $338,100 in additional distributions. Of those distributions, $77,855 was remitted to the Settling Class pursuant to the above agreement. Also during 1995, the Partnership sold its beneficial interests in Partners Liquidating trust and Chicago Wheaton Liquidating trust to third parties for $39,812 and $225,000, respectively. Those sales have been recorded as reductions in the Provision for Losses on Mortgage Loans, Notes and Interest Receivable during 1995.

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

E.   Reclassifications

     Certain reclassifications have been made to the previously reported financial statements in order to provide comparability with the current financial statements. Those reclassifications have not changed the Partnership's previously reported operating results.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                    Notes to Financial Statements (Continued)





3.   Transactions With Affiliates

     Administrative costs, primarily salaries and general and administrative expenses, have been reimbursed by the Partnership to Banyan Management Corp. ("BMC") prior to the decision of the General Partner to terminate the Partnership's contractual relationship with BMC on October 27, 1994. Pursuant to the former administrative services agreement between BMC and the Partnership from January 1, 1993 through October 27, 1994 these costs were charged to each Banyan fund based upon the actual number of hours spent by BMC personnel on matters related to that fund. The Partnership's costs during the period from January 1 through October 27, 1994, and for all of 1993 were $73,088 and $95,384, respectively.

4.   Treasury Units

     On August 31, 1992, the Partnership terminated its Dividend Reinvestment Plan. Unitholders in the Plan received a certificate for any full Depositary Units held and cash for any fractional Units. In conjunction with the payment of cash for fractional Units under the Plan, the Partnership acquired 1,222 Units for $191. The Units are held as Treasury Units by the Partnership.

5.   Settled Litigation

     The Partnership, Banyan Mortgage Investors L.P. III ("BMLP III") and Banyan Mortgage Investment Fund ("BMIF") previously agreed to resolve, by means of arbitration, issues surrounding the amount of compensation, if any, payable by BMIF to the Partnership and BMLP III in consideration for the Partnership's and BMLP III's agreement to relinquish, and take no action with respect to their interests in certain Beverly Hills, California properties commonly known as the Buckeye properties at the time that BMIF took control of certain of these properties and received cash and certain other consideration in 1990. On July 20, 1994, a majority of two members of a panel of three arbitrators awarded the Partnership and BMLP III approximately $3,768,000 in connection with this arbitration. In response to BMIF's announced intention to challenge the decision, on July 25, 1994 the Partnership filed suit in the Circuit Court of Cook County, Illinois, to confirm the arbitration award. Pursuant to a settlement agreement negotiated with BMIF, the award and the subsequent litigation were settled by the payment of $3,250,000 on October 17, 1994. The Partnership recorded $927,875, representing its 28.55% portion of the award, as Recovery of Losses on Mortgage Loans, Notes and Interest Receivable.

6.   Recovery of Class Action Settlement Costs and Expenses

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

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                    Notes to Financial Statements (Continued)



7.   Arbitration and Litigation with Related Parties

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

     Levine Arbitration

         On or about October 31, 1994, Mr. Levine initiated an arbitration proceeding against the Partnership before the American Arbitration Association. Mr. Levine claimed that he was entitled to an award of $127,567 plus interest and attorneys' fees on account of the termination of his employment by the Partnership. In May 1995, the Partnership settled this arbitration proceeding and a consent award was entered providing for a gross severance payment of $90,000 from the Partnership to Mr. Levine.
That amount was paid during 1995.

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

     BMC answered the complaint in the BMC Lawsuit on November 22, 1994 and denied certain of the material allegations therein and asserted certain defenses. Mr. Levine answered the complaint on or about January 25, 1995 and also denied certain of the material allegations therein and asserted certain additional defenses. On December 1, 1994 BMC filed a counterclaim against the Partnership. In its counterclaim, BMC sought to recover $35,000 in contract termination fees from the Partnership under the BMC Services Agreement and for an order requiring the Partnership to transfer the capital stock of BMC owned by the Partnership to BMC. The Partnership denied the material allegations of BMC's counterclaim and asserted certain additional defenses. The General Partner has conducted settlement negotiations in the BMC Lawsuit. However, the General Partner is unable to predict the ultimate outcome of the BMC Lawsuit at this time. The Partnership and VMLPZ Mortgage Investors, Inc. have filed a motion for summary judgment on BMC's counterclaim. The court has scheduled a hearing on that motion for May 2, 1996. The Partnership recorded a provision for arbitration and litigation with related parties in the amount of $7,452 in

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                    Notes to Financial Statements (Continued)




connection with the BMC Lawsuit. As of December 31, 1995 the Partnership had established a reserve in the aggregate amount of $7,452 for the BMC Lawsuit, which reserve is included in accounts payable and accrued expenses.

     The Bishop Ranch Litigation

     In September 1995, the Partnership, for itself and as trustee of Investors Liquidating Trust, together with Monterey County Partners ("MCP"), commenced litigation against BMIF Monterey County Limited Partnership (the "BMIF Monterey Partnership") and BMIF Monterey County Corp. ("BMIF Monterey Corp."), which is the general partner of the BMIF Monterey Partnership, in the Circuit Court of Cook County, Illinois, County Department, Chancery Division (the "Bishop ranch Litigation"). It is the position of Investors Liquidating Trust that it indirectly owns a substantial economic interest in the BMIF Monterey Partnership through its indirect interest in MCP, which is the limited partner in the BMIF Monterey Partnership. BMIF Monterey Corp., which is a subsidiary of Banyan
Mortgage   Investment  Fund,  is  the  general  partner  of  the  BMIF  Monterey
Partnership. The BMIF Monterey Partnership owns an approximately 565-acre residential development project in Monterey County, California known as Bishop Ranch.

     In the Bishop Ranch Litigation, MCP seeks the judicial removal of BMIF Monterey Corp. as general partner of the BMIF Monterey Partnership and the appointment of another suitable person or entity as successor general partner to manage the affairs of the BMIF Monterey Partnership. MCP also requests the court to enter a declaratory judgment to the effect that BMIF Monterey Corp. is not entitled to any "Priority Return" or "Preferred Return" (i.e., interest) on any portion of its capital account in the BMIF Monterey Partnership. The Partnership, for itself and as trustee of Investors Liquidating Trust, further requests the court to grant relief under the Illinois Uniform Fraudulent Transfer Act by establishing in favor of MCP an appropriate capital account in the BMIF Monterey Partnership of not less than $4.8 million and to declare set aside any "Priority Return" or "Preferred Return" claimed by BMIF Monterey Corp. MCP also seeks a court-ordered accounting by BMIF Monterey Corp. with respect to its management of the affairs of the BMIF Monterey Partnership and the imposition of a constructive trust equitable liens upon BMIF Monterey Corp., for the benefit of the BMIF Monterey Partnership, over and upon all of the books, records, properties and funds of the BMIF Monterey Partnership. In February 1996, the court determined that certain claims which the Partnership, for itself and as trustee of Investors Liquidating Trust, had asserted against BMC and Leonard G. Levine for breach of fiduciary duty in the Bishop Ranch Litigation were subsumed in the BMC Lawsuit, and dismissed those claims from the Bishop Ranch Litigation.

     The parties have commenced various pre-trial discovery in the Bishop Ranch Litigation. Management believes the Partnership has meritorious claims in this matter, however, management is uncertain as to the ultimate outcome of this litigation and the potential for, or amount of, any recovery by Investors Liquidating Trust or the Partnership, if any.

     The California Quiet Title Action

     In a matter related to the Bishop Ranch Litigation, in October 1995, MCP, for itself and derivatively for the BMIF Monterey Partnership, filed an action against the BMIF Monterey Partnership and its mortgagees in the Monterey County, California, Superior Court (the "California Quiet Title Action"). In the California Quiet Title Action, MCP seeks, among other things, the cancellation of a deed of trust (i.e., mortgage) on the Bishop Ranch property which BMIF Monterey Corp., in its capacity as general partner of the BMIF Monterey Partnership, executed and delivered to the agent for certain secured

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                    Notes to Financial Statements (Continued)



lenders, which collectively had loaned $20.5 million to Banyan Mortgage Investment Fund, as collateral security for that loan. MCP also seeks to quiet title in the Partnership to the Bishop Ranch property, free and clear of any claims by such secured lenders or their agent.

     Motions by the defendants to stay the California Quiet Title Action in favor of the Bishop Ranch Litigation were denied without prejudice in January 1996. The defendants subsequently filed demurrers, challenging the legal sufficiency of the pleading. Those demurrers are pending. The parties have also commenced certain pre-trial discovery. As noted above in the Bishop Ranch Litigation, management believes that MCP has meritorious claims in this matter, however, management is uncertain as to the ultimate outcome of this litigation and the potential for, or amount of, any recovery or other relief by Investors Liquidating Trust or MCP, if any.