Form 10QSB
period 1996-03-31
BANYAN MORTGAGE INVESTORS L P II
filed 1996-05-08
CIK 778714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-QSB



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996


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


                           c/o KPMG Peat Marwick LLP,
                   99 High Street, Boston, Massachusetts 02110
                    (Address of principal executive offices)


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


Depositary units outstanding as of May 6, 1996:  12,524,931


Transitional Small Business Disclosure Format: Yes    . No  X .

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                                 Balance Sheets
                      March 31, 1996 and December 31, 1995
                                   (Unaudited)

ASSETS                                        1996           1995
                                          -----------   ------------

Cash and Cash Equivalents                 $ 2,143,266    $ 2,169,802
Investment in Liquidating Trusts                    1              1
Prepaid Insurance                              37,938         84,250
Other Assets                                    6,837          6,837
                                          -----------    -----------

Total Assets                              $ 2,188,042    $ 2,260,890
                                          ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Accounts Payable and Accrued Expenses     $   509,041    $   323,435
                                          -----------    -----------

Total Liabilities                             509,041        323,435
                                          -----------    -----------

Commitments and Contingencies                    --             --

Partners' Capital

Partners Capital (12,526,153 Depositary
Units Outstanding)                          1,679,192      1,937,646
Treasury Units, at Cost, for 1,222
Depositary Units                                 (191)          (191)
                                          -----------    -----------

Total Partners' Capital                     1,679,001      1,937,455
                                          -----------    -----------

Total Liabilities and Partners' Capital   $ 2,188,042    $ 2,260,890
                                          ===========    ===========

Book Value Per Unit (12,524,931
Depositary Units Outstanding)             $     0.134    $     0.155
                                          ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                        Statements of Income and Expenses
               for the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                                1996          1995
                                              --------    ----------

INCOME
Interest Income                              $  21,022    $  22,336

EXPENSES

Expenses From Lending Activities:
  (Recovery of) Provision for Losses on
   Loans, Notes and Interest Receivable              0     (260,245)

Other Expenses:
  Unitholder Expenses                           33,248       40,858
  Directors' Fees, Expenses and Insurance       54,313       45,648
  Other Professional Fees                      165,677       71,359
  General and Administrative                    26,238       40,811
  Settlement Costs for Arbitration and
  Litigation With Related Parties                    0       97,452
                                             ---------    ---------
   Total Other Expenses                        279,476      296,128


Total (Recoveries) Expenses
                                               279,476       35,883
                                             ---------    ---------

Net Income (Loss)                            $(258,454)   $ (13,547)
                                             =========    =========

Net Income (Loss) Allocated to General
Partner (1%)                                 $  (2,585)   $    (135)
                                             =========    =========

Net Income (Loss) Allocated to Unitholders
(99%)                                        $(255,869)   $ (13,412)
                                             =========    =========


Net Income (Loss) Per Unit (Weighted
Average Number of Depositary Units
Outstanding 12,524,931)                      $  (0.021)   $  (0.001)
                                             =========    =========


   The accompanying notes are an integral part of these financial statements.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                         Statements of Partners' Capital
                    for the Three Months Ended March 31, 1996
                                   (Unaudited)




                       General                      Treasury
                       Partner      Unitholders       Units          Total
                    -----------    ------------    -----------    -----------

Partners' Capital
(Deficit),
December 31, 1995   $  (732,702)   $ 2,670,348    $      (191)   $ 1,937,455
                    -----------    -----------    -----------    -----------

Net Income (Loss)        (2,585)      (255,869)             0       (258,454)
                    -----------    -----------    -----------    -----------

Partners' Capital
(Deficit),
March 31, 1996      $  (735,287)   $ 2,414,479    $      (191)   $ 1,679,001
                    ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                            Statements of Cash Flows
               for the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                                  1996           1995
                                              ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                             $  (258,454)   $   (13,547)

Adjustments to Reconcile Net Income (Loss)
to Net Cash Used In Operating Activities:
Provision for Arbitration and Litigation           97,452
with Related Parties
Net Change In:
  Receivable from Investment in Liquidating
  Trusts                                          196,616
  State Income Tax Refund Receivable               35,483
  Prepaid Insurance                                46,312         36,646
  Other Assets                                     19,338
  Accounts Payable and Accrued Expenses           185,606         18,900
  Distribution from Liquidating Trust
  Payable to Settling Class                                       77,855
                                              ------------   -----------

Net Cash Provided by (Used in) Operating
Activities                                        (26,536)       468,743

Net Increase (Decrease) in Cash and Cash
Equivalents                                       (26,536)       468,743

Cash and Cash Equivalents at Beginning of
Period                                          2,169,802      2,241,059
                                              -----------    -----------

Cash and Cash Equivalents at End of Period    $ 2,143,266    $ 2,709,802
                                              ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                          Notes to Financial Statements
                                 March 31, 1996
                                   (Unaudited)


1. Basis of Presentation

         Readers of this quarterly report should refer to the audited financial statements for VMTGZ Mortgage Investors L.P. II (the "Partnership" formerly known as Banyan Mortgage Investors L.P. II), for the year ended December 31, 1995 which are included in the Partnership's 1995 Annual Report as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report. These interim financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

         On August 19, 1992 the Partnership announced that the Board of Directors of its General Partner had approved a plan of liquidation. In accordance with the plan of liquidation, an initial liquidating distribution was made on September 25, 1992 to all unitholders of record as of August 31, 1992. The Board of Directors is in the process of liquidating the Partnership. Management is uncertain as to the proceeds that the Partnership may ultimately realize from its remaining investment in a certain liquidating trust. The Partnership cannot be liquidated until that investment is sold or otherwise disposed of. The Partnership continues to carry its assets and liabilities at historical cost and believes that the carrying values of the Partnership's assets and liabilities would not differ materially if the financial statements were presented under a liquidation basis of accounting.

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

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                    Notes to Financial Statements (Continued)
                                 March 31, 1996
                                   (Unaudited)



B.     Investment in Liquidating Trusts

       On November 18, 1993, the Partnership executed the fifth amendment to the Creditor Repayment Agreement and, in connection therewith, received distributions of cash totaling $1,281,289 and interests in three liquidating trusts (Partners Liquidating Trust, Chicago Wheaton Liquidating Trust and Investors Liquidating Trust) established for the benefit of unsecured creditors of VMS. The trusts held cash as well as secured and unsecured notes and mortgages to individuals, entities or real estate properties, most of which were subordinated to those of senior lenders. During the three months ended March 31, 1995, Partners Liquidating Trust and Chicago Wheaton Liquidating Trust together declared, and the Partnership received, $338,100 in additional distributions from these trusts. Of those distributions, $77,855 was remitted to the "Settling Class" pursuant to a settlement agreement. Also during 1995, the Partnership sold its beneficial interests in Partners Liquidating Trust and Chicago Wheaton Liquidating Trust to third parties. No such distributions were declared by or received from Investors Liquidating Trust during the three months ended March 31, 1996.

       The Partnership records its investment in the Investors Liquidating Trust at its pro rata portion of the cash assets available for distribution in the trust. Despite the fact that the Partnership believes that the notes and mortgages remaining in the trust may have value, they are not accorded any carrying value due to the uncertainties regarding the timing and amount of any potential recovery. At March 31, 1996 and December 31, 1995, that pro rata portion amounted to $1. The Partnership records its portion of all receipts from the trust as a reduction in the Provision for Losses on Mortgage Loans, Notes and Interest Receivable, when distributions are declared.

C.     Income Taxes

       No provision or credit for Federal income taxes has been recorded in the Partnership's financial statements because the results of its operations are included in the income tax returns of the Partners.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                    Notes to Financial Statements (Continued)
                                 March 31, 1996
                                   (Unaudited)



D.     Book Value and Net Income (Loss) per Unit

       The Book Value per Unit is calculated by dividing Total Partner's Capital by the number of Depositary Units outstanding at the end of the respective quarter or year. Net Income (Loss) per Unit is computed by dividing Net Income
(Loss) by the weighted average number of units outstanding during the respective quarter or year.

3.     Arbitration and Litigation with Related Parties

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

       Levine Arbitration

         On or about October 31, 1994, Mr. Levine initiated an arbitration proceeding against the Partnership before the American Arbitration Association. Mr. Levine claimed that he was entitled to an award of $127,567 plus interest and attorneys' fees on account of the termination of his employment by the Partnership. In May 1995, the Partnership settled this arbitration proceeding and a consent award was entered providing for a gross severance payment of $90,000 from the Partnership to Mr. Levine. That amount was provided for during the three months ended March 31, 1995 and was paid in May 1995.

       BMC/Levine Litigation

       On October 27, 1994, the Board determined that Banyan Management Corporation ("BMC") had breached certain of its obligations to the Partnership pursuant to the BMC Services Agreement and unanimously resolved to terminate

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                    Notes to Financial Statements (Continued)
                                 March 31, 1996
                                   (Unaudited)



the BMC Services Agreement. In a simultaneous action, the Board resolved to engage KPMG Peat Marwick LLP to provide certain administrative and other services formerly provided by BMC. Subsequently, the Partnership made various demands upon BMC for return of the Partnership's books and records. On November 9, 1994, when these demands proved unsuccessful, the Partnership and VMLPZ Mortgage Investors L.P. (formerly known as Banyan Mortgage Investors L.P.) commenced litigation against BMC and Mr. Levine, who continues to serve as President of BMC. In its lawsuit against BMC and Mr. Levine, the Partnership sought to recover possession of its funds, books and records which were under BMC's and Mr. Levine's control. The Partnership also sought to recover money damages and other relief against BMC and Mr. Levine. On November 22, 1994, the court ordered BMC to make the books and records of the Partnership available for copying by the Partnership. In addition, the court ordered Mr. Levine not to interfere with the Partnership's copying of its books and records.

       BMC answered the complaint in the BMC Lawsuit on November 22, 1994 and denied certain of the material allegations therein and asserted certain defenses. Mr. Levine answered the complaint on or about January 25, 1995 and also denied certain of the material allegations therein and asserted certain additional defenses. On December 1, 1994 BMC filed a counterclaim against the Partnership. In its counterclaim, BMC sought to recover $35,000 in contract termination fees from the Partnership under the BMC Services Agreement and for an order requiring the Partnership to transfer the capital stock of BMC owned by the Partnership to BMC. The Partnership denied the material allegations of BMC's counterclaim and asserted certain additional defenses. The General Partner has conducted settlement negotiations in the BMC Lawsuit. However, the General Partner is unable to predict the ultimate outcome of the BMC Lawsuit at this time. The Partnership recorded a provision for arbitration and litigation with related parties in the amount of $7,452 in connection with the BMC Lawsuit. As of March 31, 1996 the Partnership had established a reserve in the aggregate amount of $7,452 for the BMC Lawsuit, which reserve is included in accounts payable and accrued expenses.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                    Notes to Financial Statements (Continued)
                                 March 31, 1996
                                   (Unaudited)



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

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                    Notes to Financial Statements (Continued)
                                 March 31, 1996
                                   (Unaudited)


and as trustee of Investors Liquidating Trust, had asserted against BMC and Leonard G. Levine for breach of fiduciary duty in the Bishop Ranch Litigation were subsumed in the BMC Lawsuit, and dismissed those claims from the Bishop Ranch Litigation.

       The parties have commenced various pretrial discovery in the Bishop Ranch Litigation. Management believes the Partnership has meritorious claims in this matter, however, management is uncertain as to the ultimate outcome of this litigation and the potential for, or amount of, any recovery by Investors Liquidating Trust or the Partnership, if any.

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

       Motions by the defendants to stay the California Quiet Title Action in favor of the Bishop Ranch Litigation were denied without prejudice in January 1996. The defendants subsequently filed demurrers, challenging the legal sufficiency of the pleading. Those demurrers are pending. The parties have also commenced certain pretrial discovery. On April 19, 1995, the parties to the California Quiet Title Action entered into a stipulation pursuant to which the claims asserted in that action will be litigated in the Bishop Ranch Litigation if certain conditions are met, most notably that the trial of the case commenced in September, 1996, and judgment is entered on or before December 2, 1996. If those conditions are not met, the parties' stipulation provides that the

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                    Notes to Financial Statements (Continued)
                                 March 31, 1996
                                   (Unaudited)



entire litigation, including the claims asserted in the Bishop Ranch Litigation, will be transferred to and tried in the California Quiet Title Action. As noted above in the Bishop Ranch Litigation, management believes that MCP has meritorious claims in this matter, however, management is uncertain as to the ultimate outcome of this litigation and the potential for, or amount of, any recovery or other relief by Investors Liquidating Trust or MCP, if any.

Item 2.        Management's Discussion and Analysis

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

       In 1986, the Partnership sold 12,526,153 depositary units (the "Units"), representing beneficial assignments of limited partnership interests, at $10 per Unit, in a registered public offering under the Securities Act of 1933, as amended. The offering yielded $124,281,863 in gross proceeds (net of volume dis counts) to the Partnership. The Units were included for quotation on the National Association of Securities Dealers Automated Quotations ("NASDAQ") National Market System, and began trading on October 8, 1986. In August 1992, the Partnership adopted a plan of liquidation. Following the initial liquidating distribution under the plan, the Units were removed from the NASDAQ National Market System on September 28, 1992 because the Partnership no longer satisfied requirements for continued quotation in the NASDAQ National Market System. The Units are presently traded over-the-counter, and are no longer quoted in the NASDAQ system or reported in the trading section of any newspaper.

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

Item 2.        Management's Discussion and Analysis (continued)

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

       In March 1992,  the  Partnership  and other  creditors of VMS and certain other  parties  executed  the  Creditor  Repayment  Agreement  with  various VMS entities. The Creditor Repayment Agreement, as amended by four subsequent amendments, provided for the attempted sale by various VMS entities of their assets in an orderly manner and the disposition of the proceeds of such sales to the Partnership and such other creditors. In November 1993, the Partnership, such other creditors and parties and various VMS entities executed a fifth amendment to the Creditor Repayment Agreement. Pursuant to the fifth amendment, on November 18 and December 28, 1993 the Partnership received certain distributions of cash and a 3.46% beneficial interest in Partners Liquidating Trust ("Partners Liquidating Trust"), a 9.1% beneficial interest in Chicago Wheaton Liquidating Trust ("Chicago Wheaton Liquidating Trust"), and a 93% beneficial interest in Investors Liquidating Trust ("Investors Liquidating Trust"), each of which is a liquidating trust established for the benefit of unsecured creditors of certain VMS entities pursuant to certain agreements and declarations of trust dated as of November 17, 1993. Partners Liquidating Trust, Chicago Wheaton Liquidating Trust and Investors Liquidating Trust are collectively referred to as the "Liquidating Trusts". See "Liquidity and Capital Resources" of this Part I, Item 2, Management's Discussion and Analysis, and
Note 2 of Notes to Financial Statements for additional descriptions of the Liquidating Trusts and related matters.

     On September 12, 1994, the General Partner terminated the employment by the Partnership of Mr. Leonard G. Levine, including Mr. Levine's employment as President of the General Partner. The General Partner also appointed one of its independent Directors, Mr. Philip H. Brady, Jr., to serve as the President and Chief Financial Officer of the General Partner. On September 16, 1994, the General Partner received notice that its Senior Vice President of Finance and Administration, its First Vice President and its Vice President and General Counsel had resigned, effective September 12, 1994, as officers of the General Partner. On or about October 31, 1994, Mr. Levine initiated an arbitration proceeding  (the  "Levine  Arbitration")  against  the  Partnership  before  the
American Arbitration Association in respect of the termination of his employment. In May 1995, the Levine Arbitration was settled. See Note 3 of Notes to Financial Statements for additional descriptions of the Levine Arbitration and related matters.

Item 2.        Management's Discussion and Analysis (continued)


Liquidity and Capital Resources

       Cash and cash equivalents consist of cash and short-term investments. The Partnership's cash and cash equivalents balance at March 31, 1996 and December 31, 1995 was $2,143,266 and $2,169,802, respectively. This decrease in cash and cash equivalents is due primarily to the payment of the Partnership's operating expenses, including litigation expenses incurred in connection with legal proceedings affecting the Partnership in the first quarter of 1996. See Part II,
Item 1, Legal Proceedings, and Note 3 of Notes to Financial Statements. The decrease in cash and cash equivalents is offset in part by interest income earned on the Partnership's cash and cash equivalents.

       The Partnership's future source of liquidity is expected to be generated through interest earned on short-term investments in investment-grade securities, the distributions (if any) from Investors Liquidating Trust and proceeds (if any) from the sale or other disposition of the Partnership's beneficial interest in the trust. It is anticipated that, pending distributions (if any) from Investors Liquidating Trust and proceeds (if any) from the sale or other disposition of the Partnership's beneficial interest in the trust, cash generated from interest earned on short-term investments may be less than the Partnership's operating expenses during future periods. A portion of the Partnership's cash will be used to meet any shortfall. The General Partner believes that the Partnership's cash and cash equivalents, together with interest earned on short-term investments, will be sufficient to meet the Partnership's reasonably anticipated cash needs for the foreseeable future.

       As of March 31, 1996, the General Partner has a deficit capital balance in the Partnership of $735,287. It is currently anticipated that the Partnership will be unable to recover this deficit upon liquidation due to the financial limitations of the General Partner. The Partnership has no obligation to cover this deficit on behalf of the General Partner.

       In December 1994, the Partnership accrued cash distributions of $182,085 (net of amounts due to certain third parties; see Note 2 of Notes to Financial Statements) from Partners Liquidating Trust and Chicago Wheaton Liquidating Trust, which amount was received in January 1995. In February 1995, the Partnership received cash distributions of $259,700 (net of amounts due to such third parties; see Note 2 of Notes to Financial Statements) from Partners

Item 2.        Management's Discussion and Analysis (continued)

Liquidating Trust and Chicago Wheaton Liquidating Trust. In June 1995, the Partnership sold its interest in Partners Liquidating Trust for $39,812 and, in August 1995, its interest in Chicago Wheaton Liquidating Trust for $225,000. See
Note 2 of Notes to Financial Statements. The Partnership continues to monitor the extent and timing of possible cash to be realized by and distributed from Investors Liquidating Trust and how this may impact the liquidation of the Partnership. The General Partner also continues its efforts to reduce the ongoing operating expenses of the Partnership in order to maximize any further net cash distributable to Unitholders.

       For the three months ended March 31, 1996, the Partnership valued its interest in Investors Liquidating Trusts at $1, which reflects its pro rata share of cash assets of the Investors Liquidating Trust available for distribution. The Partnership believes that the remaining assets in Investors Liquidating Trust may have some value. However, those assets are not accorded any carrying value due to the substantial uncertainties regarding the timing and amount of potential recoveries. See Part II, Item 1, Legal Proceedings, and Note 2 of Notes to Financial Statements for additional descriptions of the Partnership's interest in Investors Liquidating Trust.

       The  Partnership's   ultimate  remaining  distribution  of  cash  to  its
Unitholders is dependent upon, among other things: (I) the receipt of distributions (if any) from the Investors Liquidating Trust resulting from recoveries on remaining assets of the trust; (ii) the proceeds (if any) or the sale or other disposition of the Partnership's interest in Investors Liquidating Trust; (iii) the final resolution of the various litigation affecting the Partnership (see Part II, Item 1, Legal Proceedings, and Note 3 of Notes to Financial Statements for additional descriptions of such litigation and related matters); and (iv) the Partnership's ability to control its operating and liquidating expenses.

Results of Operations

       Total income for the three months ended March 31, 1996 decreased to $21,022 from $22,336 for the three months ended March 31, 1995. This decrease in total income was due primarily to a decrease in the amount of cash and cash equivalents held for investment by the Partnership and fluctuations in interest rates.

       Total expenses for the three months ended March 31, 1996 increased to $279,476 from $35,883 for the three months ended March 31, 1995. The increase in total expenses for the first quarter of 1996 when compared to the first quarter of 1995 was due principally to a decrease in recoveries of losses on loans,

Item 2.        Management's Discussion and Analysis (continued)

notes and interest receivable. During the quarter ended March 31, 1995, the Partnership recorded a $260,245 recovery of losses on loans, notes and interest receivable as a result of the $260,245 cash distributions to the Partnership from Partners Liquidating Trust accrued and received in February 1995. There was no similar recovery during the quarter ended March 31, 1996.

       Other expenses decreased by $16,652 for the first quarter of 1996 from the first quarter of 1995. This decrease was due primarily to the recording of provisions aggregating $97,452 for arbitration and litigation with related parties relating to the Levine Arbitration and the BMC Lawsuit in the first quarter of 1995. See Part II, Item 1, Legal Proceedings, and Note 3 of Notes to Financial Statements for additional descriptions of the BMC Lawsuit and related matters. There were no similar provisions recorded in the first quarter of 1996. This decrease was also due to decreases in unitholder expenses and general and administrative expenses. Unitholder expenses decreased in the amount of $7,610. General and administrative expenses decreased in the amount of $14,573. These changes reflect continued efforts by the General Partner to control such expenses.

       These decreases were partially offset by increases in other professional fees and in directors' fees, expenses and insurance. Other professional fees increased in the amount of $94,318. Directors' fees, expenses and insurance increased in the amount of $8,665. The increase in other professional fees is principally attributable to activity in the BMC Lawsuit, the Bishop Ranch Litigation and the California Quiet Title Action, including the prosecution and defense of various pretrial motions and discovery. The increase in directors' fees, expenses and insurance was due entirely to an increase in insurance premiums for liability insurance coverage.

       These changes resulted in a net loss in the amount of $258,454 ($0.021 per unit) for the three months ended March 31, 1996 compared to a net loss of $13,547 (or $0.001 per unit) for the three months ended March 31, 1995.

Other Information

       During the first three months of 1996, the Partnership had no operating properties. The Partnership does not segregate revenue or assets by geographic region, and such a presentation is not applicable and would not be significant to an understanding of the Partnership's business taken as a whole.

Item 2.        Management's Discussion and Analysis (continued)

       The General Partner has one employee who serves as the sole executive and financial officer of the General Partner. Certain administrative and accounting services have been provided to the Partnership by KPMG Peat Marwick LLP since October 27, 1994. Prior to that date, certain administrative and accounting services were provided to the Partnership by Banyan Management Corporation ("BMC"), of which Mr. Levine is president, pursuant to the Administrative Services Agreement (the "BMC Services Agreement"), dated as of February 27, 1994, between the Partnership and BMC. On October 27, 1994, the Partnership terminated the BMC Services Agreement. See Part II, Item 1, Legal Proceedings, and Note 3 of Notes to Financial Statements for additional descriptions of transactions with BMC, including litigation arising from the termination of the BMC Services Agreement.

       On October 4, 1993, the outstanding capital stock (the "Stock") of the General Partner was transferred to Banyan Mortgage Investors Holding Corp. ("Holding Corp.") pursuant to the terms of the class action settlement entered into by the Partnership on September 25, 1991. Under the terms of the settlement, VMS Realty, Inc., the prior owner of the Stock, agreed to transfer the Stock to an entity designated by the Partnership in return for certain releases. Holding Corp. is an Illinois corporation owned solely by Mr. Leonard
G. Levine, the former President of the Partnership and the General Partner. Mr. Levine is also the sole director of Holding Corp. and President of BMC. Both BMC and Mr. Levine have been named as defendants in a lawsuit brought by the Partnership and VMLPZ Mortgage Investors L.P. I (the "BMC Lawsuit") as a result of certain actions by BMC and Mr. Levine relating to the termination by the Partnership of the BMC Services Agreement and certain other matters. See Part II, Item 1, Legal Proceedings, and Note 3 of Notes to Financial Statements for additional descriptions of the BMC Lawsuit and related matters. Holding Corp. transferred the Stock to a ten-year irrevocable voting trust, the trustees of which are the three directors of the General Partner. Pursuant to the terms of the voting trust, the trustees are required to vote the Stock in the best interest of the Unitholders.

       Because of the inability to predict with any degree of certainty the timing or amount of proceeds of any disposition of the Partnership's remaining non-cash assets, or the timing or costs or proceeds of final resolution of the various litigation affecting the Partnership, the General Partner is unable to estimate the timing or amount of any final liquidating distribution to Unitholders.

       The Partnership serves as the initial trustee of Investors Liquidating Trust. Prior to October 27, 1994, certain administrative and accounting services were provided to the Partnership by BMC, of which Mr. Levine is president, pursuant to the BMC Services Agreement. On October 27, 1994, the Partnership

Item 2.        Management's Discussion and Analysis (continued)

terminated the BMC Services Agreement. Since that date, the General Partner has been obtaining documents and developing information as to the financial condition and results of operation of Investors Liquidating Trust, and investigating its underlying assets. Such efforts led to the determination of the General Partner to initiate the Bishop Ranch Litigation and the California Quiet Title Action on behalf of the Partnership and Investors Liquidating Trust. See Part II, Item 1, Legal Proceedings. Based upon such documents and information obtained to date, it appears that at March 31, 1996 Investors Liquidating Trust's assets were comprised principally of illiquid junior interests in various partnerships that hold indirect interests in certain real property developments controlled by Banyan Mortgage Investment Fund, and certain other miscellaneous assets. Although, the General Partner's efforts to collect documents and information regarding the assets of Investors Liquidating Trust continues, at present the General Partner lacks sufficient information regarding the value or collectibility of any of the assets of Investors Liquidating Trust (including but not limited to the ultimate outcome of the Bishop Ranch Litigation and the California Quiet Title Action). Accordingly, the General Partner is unable to predict with any degree of certainty the timing or proceeds, if any, to Investors Liquidating Trust of any disposition of or recovery on any of the remaining assets of the trust (including the timing or proceeds of the Bishop Ranch Litigation or the California Quiet Title Action). The Partnership continues to endeavor to realize on the assets in the trust where it believes that it is prudent to do so.

                                     PART II

Item 1.  Legal Proceedings

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

       In the BMC Lawsuit, the Partnership sought to recover possession of its funds, books and records which were under BMC's and Mr. Levine's control. The Partnership also sought money damages and other relief. On November 22, 1994, the court ordered BMC to make the books and records of the Partnership available for copying. In addition, the court ordered Mr. Levine not to interfere with the Partnership's copying of its books and records. BMC answered the complaint in the BMC Lawsuit in November 1994 and denied certain of the material allegations therein and asserted certain defenses. Mr. Levine answered the complaint in January 1995 and also denied certain of the material allegations therein and asserted certain additional defenses. On December 1, 1994 BMC filed a counterclaim against the Partnership. In its counterclaim, BMC seeks to recover $35,000 in contract termination fees from the Partnership under the BMC Services Agreement and for an order requiring the Partnership to transfer the capital stock of BMC owned by the Partnership to BMC. The Partnership denied the material allegations of BMC's counterclaim and asserted certain additional defenses. The General Partner is unable to predict the ultimate outcome of the BMC Lawsuit. At March 31, 1996, the Partnership has a reserve established in the aggregate amount of $7,452 for the BMC Lawsuit. See Part II, Item 1, Legal Proceedings, and Note 3 of Notes to Financial Statements for additional descriptions of the BMC Lawsuit and related matters.

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

       The parties have commenced certain pretrial discovery in the Bishop Ranch Litigation. The General Partner believes that the Partnership has meritorious claims in this matter, however, the General Partner is uncertain as to the ultimate outcome of this litigation and the potential for, or amount of, any recovery by Investors Liquidating Trust or the Partnership.

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

       The parties have filed certain pretrial motions and demurrers, and commenced certain pretrial discovery. On April 19, 1995, the parties to the California Quiet Title Action entered into a stipulation pursuant to which the claims asserted in that action will be litigated in the Bishop Ranch Litigation if certain conditions are met, most notably that the trial of the case commenced in September, 1996, and judgment is entered on or before December 2, 1996. If those conditions are not met, the parties' stipulation provides that the entire litigation, including the claims asserted in the Bishop Ranch Litigation, will be transferred to and tried in the California Quiet Title Action. The General Partner believes that MCP has meritorious claims in this matter, however, the General Partner is uncertain as to the ultimate outcome of this litigation and the potential for, or amount of, any recovery or other relief by Investors Liquidating Trust or MCP.


Item 6.  Exhibits and Reports on Form 8-K

       (a)  The following exhibit is filed as part of this Report:

       Exhibit 27.1     Financial Data Schedule (EDGAR Filer)

       (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VMTGZ MORTGAGE INVESTORS L.P. II

By:  VMTGZ Mortgage Investors II, Inc.
     its General Partner


By: /s/ Philip H. Brady Jr.                             Date:  May 8, 1996
   -----------------------------
   Philip H. Brady, President
   and Chief Financial and
   Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.                                                        Page No.


27.1                 Financial Data Schedule (EDGAR Filer)            25