Form 10QSB
period 1996-06-30
VMTGZ MORTGAGE INVESTORS LP II
filed 1996-08-14
CIK 778714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-QSB



[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 1996


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .


Depositary units outstanding as of August 12, 1996:  12,524,931


Transitional Small Business Disclosure Format: Yes    . No  X .

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                                 Balance Sheets
                       June 30, 1996 and December 31, 1995
                                   (Unaudited)



ASSETS                                        1996           1995
                                              ----           ----

Cash and Cash Equivalents                 $ 1,734,862    $ 2,169,802
Investment in Liquidating Trust                     1              1
Prepaid Insurance                              47,292         84,250
Other Assets                                     --            6,837
                                          -----------    -----------

Total Assets                              $ 1,782,155    $ 2,260,890
                                          ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Accounts Payable and Accrued Expenses     $   373,788    $   323,435
                                          -----------    -----------

Total Liabilities                             373,788        323,435
                                          -----------    -----------

Partners' Capital

Partners Capital (12,526,153 Depositary
  Units Outstanding)                        1,408,558      1,937,646

Treasury Units, at Cost, for 1,222
  Depositary Units                               (191)          (191)
                                          -----------    -----------

Total Partners' Capital                     1,408,367      1,937,455
                                          -----------    -----------

Total Liabilities and Partners' Capital   $ 1,782,155    $ 2,260,890
                                          ===========    ===========


Book Value Per Unit (12,524,931
  Depositary Units Outstanding)           $     0.112    $     0.155
                                          ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                        Statements of Income and Expenses
                 for the Six Months Ended June 30, 1996 and 1995



                                                       1996          1995
                                                       ----          ----

INCOME

Interest Income                                     $  45,976     $  55,552

EXPENSES

Expenses From Lending Activities:
  (Recovery of) Provision for Losses on
   Loans, Notes and Interest Receivable                  --        (300,057)

Other Expenses:
  Unitholder Expenses                                  66,518        47,362
  Directors' Fees, Expenses and Insurance             102,958        96,736
  Other Professional Fees                             326,785       120,609
  General and Administrative                           78,803        77,428
  Settlement Costs for Arbitration and Litigation
     With Related Parties                                --          97,452
                                                    ---------     ---------

   Total Other Expenses                               575,064       439,587

Total Expenses                                        575,064       139,530
                                                    ---------     ---------

Net Income (Loss)                                   $(529,088)    $ (83,978)
                                                    =========     =========

Net Income (Loss) Allocated to General Partner
   (1%)                                             $  (5,291)    $    (840)
                                                    =========     =========

Net Income (Loss) Allocated to Unitholders (99%)    $(523,797)    $ (83,138)
                                                    =========     =========


Net Income (Loss) Per Unit (Weighted Average
  Number of Depositary Units Outstanding
  12,524,931)                                       $  (0.042)    $  (0.007)
                                                    =========     =========


   The accompanying notes are an integral part of these financial statements.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                        Statements of Income and Expenses
                for the Three Months Ended June 30, 1996 and 1995



                                                      1996          1995
                                                      ----          ----

INCOME

Interest Income                                    $  24,954    $  33,217

EXPENSES

Expenses From Lending Activities:
  (Recovery of) Provision for Losses on
  Loans, Notes and Interest Receivable                  --        (39,812)

Other Expenses:
  Unitholder Expenses                                 33,270        6,503
  Directors' Fees, Expenses and Insurance             48,645       51,088
  Other Professional Fees                            161,108       49,250
  General and Administrative                          52,565       36,617
                                                   ---------    ---------

    Total Other Expenses                             295,588      143,458

Total (Recoveries) Expenses                          295,588      103,646
                                                   ---------    ---------

Net Income (Loss)                                  $(270,634)   $ (70,429)
                                                   =========    =========

Net Income (Loss) Allocated to General Partner
  (1%)                                             $  (2,706)   $    (704)
                                                   =========    =========

Net Income (Loss) Allocated to Unitholders (99%)   $(267,928)   $ (69,725)
                                                   =========    =========

Net Income (Loss) Per Unit (Weighted Average
  Number of Depositary Units Outstanding
  12,524,931)                                      $  (0.022)   $  (0.006)
                                                   =========    =========



   The accompanying notes are an integral part of these financial statements.


                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                         Statements of Partners' Capital
                     for the Six Months Ended June 30, 1996
                                   (Unaudited)


                                  General                     Treasury
                                  Partner     Unitholders       Units          Total
                                  -------     ----------      --------         -----

Partners' Capital (Deficit),
December 31, 1995              $  (732,702)   $ 2,670,348    $      (191)   $ 1,937,455
                               -----------    -----------    -----------    -----------

Net Income (Loss)                   (5,291)      (523,797)          --         (529,088)
                               -----------    -----------    -----------    -----------

Partners' Capital (Deficit),
June 30, 1996                  $  (737,993)   $ 2,146,551    $      (191)   $ 1,408,367
                               ===========    ===========    ===========    ===========











   The accompanying notes are an integral part of these financial statements.



                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                            Statements of Cash Flows
                 for the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


                                                            1996           1995
                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                      $  (529,088)   $   (83,978)

Adjustments to Reconcile Net Income (Loss) to Net
  Cash Used In Operating Activities:

Provision for Arbitration and Litigation with
  Related Parties
 Net Change In:
   Receivable from Investment in Liquidating Trust              --        156,804
   State Income Tax Refund Receivable                           --         35,483
   Prepaid Insurance                                        36,958        (99,764)
   Other Assets                                              6,837         20,838
   Accounts Payable and Accrued Expenses                    50,353         95,310
   Distribution from Liquidating Trust
     Payable to Settling Class                                             77,855
                                                       -----------    -----------

Net Cash Provided by (Used in) Operating Activities       (434,940)       202,548

Net Increase (Decrease) in Cash and Cash Equivalents      (434,940)       202,548

Cash and Cash Equivalents at Beginning of Period         2,169,802      2,241,059
                                                       -----------    -----------

Cash and Cash Equivalents at End of Period             $ 1,734,862    $ 2,443,607
                                                       ===========    ===========






   The accompanying notes are an integral part of these financial statements.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                          Notes to Financial Statements
                                  June 30, 1996
                                   (Unaudited)






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

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                          Notes to Financial Statements
                                  June 30, 1996
                                   (Unaudited)





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

         The Partnership records its investment in the Investors Liquidating Trust at its pro rata portion of the cash assets available for distribution in the trust. Despite the fact that the Partnership believes that the notes and mortgages remaining in the trust may have value, they are not accorded any carrying value due to the uncertainties regarding the timing and amount of any potential recovery. At June 30, 1996 and December 31, 1995, that pro rata portion amounted to $1. The Partnership records its portion of all receipts from the trust as a reduction in the Provision for Losses on Mortgage Loans, Notes and Interest Receivable, when distributions are declared.

         During the six months ended June 30, 1995, Partners Liquidating Trust and Chicago Wheaton Liquidating Trust together declared, and the Partnership received, $338,100 in additional distributions from these trusts. Of those distributions, $77,855 was remitted to the "Settling Class" pursuant to a settlement agreement. No such distributions were declared by or received from Investors Liquidating Trust during the six months ended June 30, 1996.

         On June 28, 1995, the Partnership sold its beneficial interest in Partners Liquidating Trust to a third party for $39,812. That amount was recorded as a reduction in the Provision for Losses on Mortgage Loans, Notes and Interest Receivable at June 30, 1995.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                          Notes to Financial Statements
                                  June 30, 1996
                                   (Unaudited)





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

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                          Notes to Financial Statements
                                  June 30, 1996
                                   (Unaudited)






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

         BMC answered the complaint in the BMC Lawsuit on November 22, 1994 and denied certain of the material allegations therein and asserted certain defenses. Mr. Levine answered the complaint on or about January 25, 1995 and also denied certain of the material allegations therein and asserted certain additional defenses. On December 1, 1994 BMC filed a counterclaim against the Partnership. In its counterclaim, BMC sought to recover $35,000 in contract termination fees from the Partnership under the BMC Services Agreement and for an order requiring the Partnership to transfer the capital stock of BMC owned by the Partnership to BMC. The Partnership denied the material allegations of BMC's counterclaim and asserted certain additional defenses. The General Partner is unable to predict the ultimate outcome of the BMC Lawsuit at this time, and the matter is currently scheduled for trial in the autumn of 1996. At June 30, 1996 the Partnership had established a reserve in the aggregate amount of $7,452 for the BMC Lawsuit, which reserve is included in accounts payable and accrued expenses.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                          Notes to Financial Statements
                                  June 30, 1996
                                   (Unaudited)






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

         In the Bishop Ranch Litigation, MCP seeks the judicial removal of BMIF Monterey Corp. as general partner of the BMIF Monterey Partnership and the appointment of another suitable person or entity as successor general partner to manage the affairs of the BMIF Monterey Partnership. MCP also requests the court to enter a declaratory judgment to the effect that BMIF Monterey Corp. is not entitled to any "Priority Return" or "Preferred Return" (i.e., interest) on any portion of its capital account in the BMIF Monterey Partnership. The Partnership, for itself and as trustee of Investors Liquidating Trust, further requests the court to grant relief under the Illinois Uniform Fraudulent Transfer Act by establishing in favor of MCP an appropriate capital account in the BMIF Monterey Partnership of not less than $4.8 million and to declare set aside any "Priority Return" or "Preferred Return" claimed by BMIF Monterey Corp. MCP also seeks a court-ordered accounting by BMIF Monterey Corp. with respect to its management of the affairs of the BMIF Monterey Partnership and the imposition of a constructive trust equitable liens upon BMIF Monterey Corp., for the benefit of the BMIF Monterey Partnership, over and upon all of the books, records, properties and funds of the BMIF Monterey Partnership. In February 1996, the court determined that certain claims which the Partnership, for itself

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                          Notes to Financial Statements
                                  June 30, 1996
                                   (Unaudited)





and as trustee of Investors Liquidating Trust, had asserted against BMC and Leonard G. Levine for breach of fiduciary duty in the Bishop Ranch Litigation were subsumed in the BMC Lawsuit, and dismissed those claims from the Bishop Ranch Litigation. The Partnership and MCP have subsequently amended their complaint to assert claims against Banyan Mortgage Investment Fund (the "Banyan Fund"), the parent corporation of BMIF Monterey Corp., various entities (collectively, the "Lenders") who loaned $20.5 to Banyan Fund in 1994 and who obtained collateral security in the form of a deed of trust (i.e., mortgage) on the Bishop Ranch property, and against RGI Holdings, Inc., which has purchased the loan and security interest.

         The parties have conducted various pre-trial discovery in the Bishop Ranch Litigation. Management believes the Partnership has meritorious claims in this matter, however, management is uncertain as to the ultimate outcome of this litigation and the potential for, or amount of, any recovery by Investors Liquidating Trust or the Partnership, if any.

         The California Quiet Title Action

         In a matter related to the Bishop Ranch Litigation, in October 1995, MCP, for itself and derivatively for the BMIF Monterey Partnership, filed an action against the BMIF Monterey Partnership and its mortgagees in the Monterey County, California, Superior Court (the "California Quiet Title Action"). In the California Quiet Title Action, MCP seeks, among other things, the cancellation of a deed of trust (i.e., mortgage) on the Bishop Ranch property which BMIF Monterey Corp., in its capacity as general partner of the BMIF Monterey Partnership, executed and delivered to the agent for the Lenders, as collateral security for the loan. MCP also seeks to quiet title in the Partnership to the Bishop Ranch property, free and clear of any claims by such secured lenders or their agent.

         Motions by the defendants to stay the California Quiet Title Action in favor of the Bishop Ranch Litigation were denied without prejudice in January 1996. The defendants subsequently filed demurrers, challenging the legal sufficiency of the pleading. Those demurrers are pending. The parties have also

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                          Notes to Financial Statements
                                  June 30, 1996
                                   (Unaudited)




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

Liquidity and Capital Resources

         Cash and cash equivalents consist of cash and short-term investments. The Partnership's cash and cash equivalents balance at June 30, 1996 and December 31, 1995 was $1,734,862 and $2,169,802, respectively. This decrease in cash and cash equivalents is due primarily to the payment of the Partnership's operating expenses, including litigation expenses incurred in connection with legal proceedings affecting the Partnership in the first six months of 1996. See
Part II, Item 1, Legal Proceedings, and Note 3 of Notes to Financial Statements. The decrease in cash and cash equivalents is offset in part by interest income earned on the Partnership's cash and cash equivalents.

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

         As of June 30, 1996, the General Partner has a deficit capital balance in the Partnership of $737,993. It is currently anticipated that the Partnership will be unable to recover this deficit upon liquidation due to the financial limitations of the General Partner. The Partnership has no obligation to cover this deficit on behalf of the General Partner.

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

         For the six months ended June 30, 1996, the Partnership valued its interest in Investors Liquidating Trusts at $1, which reflects its pro rata share of cash assets of Investors Liquidating Trust available for distribution. The Partnership believes that the remaining assets in Investors Liquidating Trust may have some value. However, those assets are not accorded any carrying value due to the substantial uncertainties regarding the timing and amount of potential recoveries. See Part II, Item 1, Legal Proceedings, and Note 2 of Notes to Financial Statements for additional descriptions of the Partnership's interest in Investors Liquidating Trust.

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

Results of Operations

         Total income for the three months ended June 30, 1996 decreased to $24,954 from $33,217 for the three months ended June 30, 1995. This decrease in total income was due primarily to a decrease in the amount of cash and cash equivalents held for investment by the Partnership and fluctuations in interest rates.

         Total expenses for the three months ended June 30, 1996 increased to $295,588 from $103,646 for the three months ended June 30, 1995. The increase in total expenses for the second quarter of 1996 when compared to the second quarter of 1995 was due principally to an increase in other professional fees and a decrease in recoveries of losses on loans, notes and interest receivable. The increase in other professional fees was due primarily to litigation expenses incurred in connection with the BMC Lawsuit, the Bishop Ranch Litigation and the California Quiet Title Action, including the prosecution and defense of various pretrial motions and discovery. See Part II, Item 1, Legal Proceedings, and Note 3 of Notes to Financial Statements. Also, during the quarter ended June 30, 1995, the Partnership recorded a $39,812 recovery of losses on loans, notes and interest receivable as a result of the sale of the Partnership's interest in Partners Liquidating Trust. There was no similar recovery during the quarter ended June 30, 1996.

         Other expenses increased by $152,130 for the second quarter of 1996 from the second quarter of 1995. This increase was due primarily to an increase in other professional fees to $161,108 for the second quarter of 1996 from $49,250 for the second quarter of 1995. The increase in other professional fees was due primarily to litigation expenses incurred in the BMC Lawsuit, the Bishop Ranch Litigation and the California Quiet Title Action, including the prosecution and defense of various pretrial motions and discovery. This increase was also due to increases in unitholder expenses and general and administrative expenses. Unitholder expenses increased in the amount of $26,767, principally reflecting increased printing and mailing costs to the Partnership in connection with its reporting under federal securities laws and tax laws to Unitholders. General and administrative expenses increased in the amount of $15,948, principally due to travel and other expenses incurred in connection with attendance at hearings and depositions in the BMC Lawsuit, the Bishop Ranch Litigation and the California Quiet Title Action.

         These increases were partially offset by a decrease of $2,443 in directors' fees, expenses and insurance. The decrease in directors' fees, expenses and insurance was due principally a decrease in liability insurance costs.

         These changes resulted in a net loss in the amount of $267,928 ($0.022 per unit) for the three months ended June 30, 1996 compared to a net loss of $69,725 (or $0.006 per unit) for the three months ended June 30, 1995.

         Total income for the six months ended June 30, 1996 decreased to $45,976 from $55,552 for the six months ended June 30, 1995. This decrease in total income was due primarily to a decrease in the amount of cash and cash equivalents held for investment by the Partnership and fluctuations in interest rates.

         Total expenses for the six months ended June 30, 1996 increased to $575,064 from $139,530 for the six months ended June 30, 1995. This increase in total expenses was due principally to a decrease in recoveries of losses on loans, notes and interest receivable and an increase in other professional fees. During the quarter ended June 30, 1995, the Partnership recorded a $300,057 in recoveries of losses on loans, notes and interest receivable as a result of the distributions received from Partners Liquidating Trust and Chicago Wheaton Liquidating Trust and the sale of the Partnership's interest in Partners Liquidating Trust. There were no similar recoveries during the quarter ended June 30, 1996. The increase in other professional fees was due primarily to litigation expenses incurred in connection with the BMC Lawsuit, the Bishop Ranch Litigation and the California Quiet Title Action, including the prosecution and defense of various pretrial motions and discovery.

         Other expenses increased by $135,477 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. This increase was due primarily to an increase in other professional fees to $326,785 for the six months ended June 30, 1996 from $120,609 for the six months ended June 30, 1995. The increase in other professional fees was due primarily to litigation expenses incurred in the BMC Lawsuit, the Bishop Ranch Litigation and the California Quiet Title Action, including the prosecution and defense of various pretrial motions and discovery. This increase was also due to increases in unitholder expenses, directors' fees, expenses and insurance and general and administrative expenses for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. Unitholder expenses increased in the amount of $19,156, principally reflecting increased printing and mailing costs to the Partnership in connection with its reporting under federal securities laws and tax laws to Unitholders. Directors' fees, expenses and insurance increased in the amount of $6,222, due principally to increased insurance costs. General and administrative expenses increased in the amount of $1,375, principally due to travel and other expenses incurred in connection with attendance at hearings and depositions in the BMC Lawsuit, the Bishop Ranch Litigation and the California Quiet Title Action.

         These increases were partially offset by a decrease in settlement costs for arbitration and litigation with related parties. During the six months ended June 30, 1995, the Partnership recorded reserves in the amount of $97,452 in connection with the Levine Arbitration and the BMC Lawsuit. There were no similar items in the six months ended June 30, 1996.

         These changes resulted in a net loss in the amount of $529,088 ($0.042 per unit) for the six months ended June 30, 1996 compared to a net loss of $83,978 (or $0.007 per unit) for the six months ended June 30, 1995.

Other Information

         During the first six months of 1996, the Partnership had no operating properties. The Partnership does not segregate revenue or assets by geographic region, and such a presentation is not applicable and would not be significant to an understanding of the Partnership's business taken as a whole.

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

See Part II, Item 1, Legal Proceedings. Based upon such documents and information obtained to date, it appears that at June 30, 1996 Investors
Liquidating Trust's assets were comprised principally of illiquid junior interests in various partnerships that hold indirect interests in certain real property developments controlled by Banyan Mortgage Investment Fund, and certain other miscellaneous assets. Although, the General Partner's efforts to collect documents and information regarding the assets of Investors Liquidating Trust continues, at present the General Partner lacks sufficient information regarding the value or collectibility of any of the assets of Investors Liquidating Trust (including but not limited to the ultimate outcome of the Bishop Ranch Litigation and the California Quiet Title Action). Accordingly, the General Partner is unable to predict with any degree of certainty the timing or proceeds, if any, to Investors Liquidating Trust of any disposition of or recovery on any of the remaining assets of the trust (including the timing or proceeds of the Bishop Ranch Litigation or the California Quiet Title Action). The Partnership continues to endeavor to realize on the assets in the trust where it believes that it is prudent to do so.

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

         In the BMC Lawsuit, the Partnership sought to recover possession of its funds, books and records which were under BMC's and Mr. Levine's control. The Partnership also sought money damages and other relief. On November 22, 1994, the court ordered BMC to make the books and records of the Partnership available for copying. In addition, the court ordered Mr. Levine not to interfere with the Partnership's copying of its books and records. BMC answered the complaint in the BMC Lawsuit in November 1994 and denied certain of the material allegations therein and asserted certain defenses. Mr. Levine answered the complaint in January 1995 and also denied certain of the material allegations therein and asserted certain additional defenses. On December 1, 1994 BMC filed a counterclaim against the Partnership. In its counterclaim, BMC seeks to recover $35,000 in contract termination fees from the Partnership under the BMC Services Agreement and for an order requiring the Partnership to transfer the capital stock of BMC owned by the Partnership to BMC. The Partnership denied the material allegations of BMC's counterclaim and asserted certain additional defenses. The General Partner is unable to predict the ultimate outcome of the BMC Lawsuit. At June 30, 1996, the Partnership has a reserve established in the aggregate amount of $7,452 for the BMC Lawsuit. See Part II, Item 1, Legal Proceedings, and Note 3 of Notes to Financial Statements for additional descriptions of the BMC Lawsuit and related matters.

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

         In the Bishop Ranch Litigation, MCP seeks the judicial removal of BMIF Monterey Corp. as general partner of the BMIF Monterey Partnership and the appointment of another suitable person as successor general partner to manage the affairs of the BMIF Monterey Partnership. MCP also requests the court to enter a declaratory judgment to the effect that BMIF Monterey Corp. is not entitled to any "Priority Return" or "Preferred Return" (i.e., interest) on any portion of its capital account in the BMIF Monterey Partnership. The Partnership, for itself and as trustee of Investors Liquidating Trust, further requests the court to grant relief under the Illinois Uniform Fraudulent Transfer Act by establishing in favor of MCP an appropriate capital account in the BMIF Monterey Partnership of not less than $4.8 million and to declare set aside any "Priority Return" or "Preferred Return" claimed by BMIF Monterey Corp. MCP also seeks a court-ordered accounting by BMIF Monterey Corp. with respect to its management of the affairs of the BMIF Monterey Partnership and the imposition of a constructive trust equitable liens upon BMIF Monterey Corp., for the benefit of the BMIF Monterey Partnership, over and upon all of the books, records, properties and funds of the BMIF Monterey Partnership. In February 1996, the court determined that certain claims which the Partnership, for itself and as trustee of Investors Liquidating Trust, had asserted against BMC and Leonard G. Levine for breach of fiduciary duty in the Bishop Ranch Litigation were subsumed in the BMC Lawsuit, and dismissed those claims from the Bishop Ranch Litigation. The Partnership and MCP have subsequently amended their complaint to assert claims against Banyan Mortgage Investment Fund (the "Banyan Fund"), the parent corporation of BMIF Monterey Corp., various entities (collectively, the "Lenders") who loaned $20.5 to Banyan Fund in 1994 and who obtained collateral security in the form of a deed of trust (i.e., mortgage) on the Bishop Ranch property, and against RGI Holdings, Inc., which has purchased the loan and security interest.

         The parties have conducted various pretrial discovery in the Bishop Ranch Litigation. The General Partner believes that the Partnership has meritorious claims in this matter. However, the General Partner is uncertain as to the ultimate outcome of this litigation and the potential for, or amount of, any recovery by Investors Liquidating Trust or the Partnership.

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

         The parties have filed certain pretrial motions and demurrers, and commenced certain pretrial discovery. On April 19, 1995, the parties to the California Quiet Title Action entered into a stipulation pursuant to which the claims asserted in that action will be litigated in the Bishop Ranch Litigation if certain conditions are met, most notably that the trial of the case commenced in September, 1996, and judgment is entered on or before December 2, 1996. If those conditions are not met, the parties' stipulation provides that the entire litigation, including the claims asserted in the Bishop Ranch Litigation, will be transferred to and tried in the California Quiet Title Action. The General Partner believes that MCP has meritorious claims in this matter. However, the General Partner is uncertain as to the ultimate outcome of this litigation and the potential for, or amount of, any recovery or other relief by Investors Liquidating Trust or MCP.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following exhibit is filed as part of this Report:

              Exhibit 27.1     Financial Data Schedule (EDGAR Filer)

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VMTGZ MORTGAGE INVESTORS L.P. II

By:  VMTGZ Mortgage Investors II, Inc.
     its General Partner


By:/s/Philip H. Brady, Jr.                            Date:  August 13, 1996
   Philip H. Brady, Jr., President
   and Chief Financial and
   Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.                                                         Page No.


27.1           Financial Data Schedule (EDGAR Filer)                   27