Form 10QSB
period 1996-09-30
VMTGZ MORTGAGE INVESTORS LP II
filed 1996-11-14
CIK 778714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-QSB



[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No


Depositary units outstanding as of November 7, 1996:  12,524,931


Transitional Small Business Disclosure Format: Yes      No  X


         The accompanying notes are an integral part of these financial statements.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                                 Balance Sheets
                    September 30, 1996 and December 31, 1995
                                   (Unaudited)


ASSETS                                               1996              1995
                                                   --------          --------

Cash and Cash Equivalents                        $ 1,320,132       $ 2,169,802
Investment in Liquidating Trust                            1                 1
Prepaid Insurance                                     19,479            84,250
Other Assets                                               -             6,837
                                                 -----------       -----------

Total Assets                                     $ 1,339,612       $ 2,260,890
                                                 ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Accounts Payable and Accrued Expenses           $    224,739      $    323,435
                                                 -----------       -----------


Total Liabilities                                    224,739           323,435
                                                 -----------       -----------

Partners' Capital

Partners Capital (12,526,153 Depositary
Units Outstanding)                                 1,115,064         1,937,646
Treasury Units, at Cost, for 1,222
Depositary Units                                       (191)             (191)
                                               ------------       -----------

Total Partners' Capital                            1,114,873         1,937,455
                                               -------------      ------------

Total Liabilities and Partners' Capital        $   1,339,612      $  2,260,890
                                               =============      ============

Book Value Per Unit (12,524,931
Depositary Units Outstanding)                  $       0.089      $      0.155
                                               =============      ============


   The accompanying notes are an integral part of these financial statements.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                        Statements of Income and Expenses
              for the Nine Months Ended September 30, 1996 and 1995


                                                          1996           1995
                                                        --------       --------

    INCOME
    Interest Income                                   $   62,378     $    84,715

    EXPENSES

    Expenses From Lending Activities:
      (Recovery of) Provision for Losses on
       Loans, Notes and Interest Receivable                    -       (524,512)

    Other Expenses:
      Unitholder Expenses                                104,396          80,956
      Directors' Fees, Expenses and                      139,817         153,268
        Insurance
      Other Professional Fees                            516,039         165,916
      General and Administrative                         124,708         107,376
      Settlement Costs for Arbitration and
        Litigation With Related Parties                        -          97,452
                                                     -----------     -----------
       Total Other Expenses                              884,960         604,968

    Total Expenses                                       884,960          80,456
                                                     -----------     -----------

    Net Income (Loss)                                $ (822,582)           4,259
                                                     ===========     ===========

    Net Income (Loss) Allocated to General
    Partner (1%)                                    $    (8,226)              43
                                                    ============     ===========

    Net Income (Loss) Allocated to
    Unitholders (99%)                                $ (814,356)           4,216
                                                     ===========     ===========


    Net Income (Loss) Per Unit (Weighted
    Average Number of Depositary Units
    Outstanding 12,524,931)                          $    (0.066)    $     0.000
                                                     ============    ===========


   The accompanying notes are an integral part of these financial statements.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                        Statements of Income and Expenses
             for the Three Months Ended September 30, 1996 and 1995


                                                   1996               1995
                                                 --------           --------

INCOME
Interest Income                              $     16,402         $    29,163

EXPENSES

Expenses From Lending Activities:
  (Recovery of) Provision for Losses on
   Loans, Notes and Interest Receivable                 -           (224,455)

Other Expenses:
  Unitholder Expenses                              37,878              33,594
  Directors Fees, Expenses and Insurance           36,859              56,532
  Other Professional Fees                         189,254              45,307
  General and Administrative                       45,905              29,948
                                              -----------         -----------

    Total Other Expenses                          309,896             165,381

Total (Recoveries) Expenses                       309,896            (59,074)
                                             ------------        ------------

Net Income (Loss)                            $  (293,494)        $     88,237
                                             ============        ============

Net Income (Loss) Allocated to General
Partner (1%)                                 $    (2,935)        $        882
                                             ============        ============

Net Income (Loss) Allocated to Unitholders
(99%)                                        $  (290,559)        $     87,355
                                             ============        ============

Net Income (Loss) Per Unit (Weighted
Average Number of Depositary Units
Outstanding 12,524,931)                      $    (0.023)       $       0.007
                                             ============       =============



   The accompanying notes are an integral part of these financial statements.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                         Statements of Partners' Capital
                  for the Nine Months Ended September 30, 1996
                                   (Unaudited)


                            General                    Treasury
                            Partner    Unitholders      Units          Total


Partners' Capital
(Deficit),
December 31, 1995        $(732,702)    $ 2,670,348     $  (191)      $ 1,937,455
                         ----------                    --------      -----------

Net Income (Loss)           (8,226)      (814,356)            -        (822,582)
                         ----------    -----------     --------

Partners' Capital
(Deficit),
September 30, 1996       $(740,928)    $ 1,855,992     $  (191)      $ 1,114,873
                         =========     ===========     ========      ===========


   The accompanying notes are an integral part of these financial statements.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                            Statements of Cash Flows
              for the Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)


                                                    1996               1995
                                                 -----------         --------
  CASH FLOWS FROM OPERATING ACTIVITIES:

  NET INCOME (LOSS)                              $ (822,582)        $     4,259

  Adjustments to Reconcile Net Income (Loss)
  to Net Cash Used In Operating Activities:
  Provision for Arbitration and Litigation
  with Related Parties
  Net Change In:
    Receivable from Investment in Liquidating              -            196,616
    Trust
    State Income Tax Refund Receivable                     -             35,483
    Prepaid Insurance                                 64,771           (52,233)
    Other Assets                                       6,837             19,338
    Accounts Payable and Accrued Expenses           (98,696)          (152,471)
    Distribution from Liquidating Trust
    Payable to Settling Class                              -           (57,419)
                                                 -----------       ------------

  Net Cash Provided by (Used in) Operating
  Activities                                       (849,670)            (6,427)

  Net Increase (Decrease) in Cash and Cash
  Equivalents                                      (849,670)            (6,427)

  Cash and Cash Equivalents at Beginning of
  Period                                           2,169,802          2,241,059
                                                 -----------        -----------

  Cash and Cash Equivalents at End of Period     $ 1,320,132        $ 2,234,632
                                                 ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                          Notes to Financial Statements
                               September 30, 1996
                                   (Unaudited)



  1.   Basis of Presentation


         Readers of this quarterly report should refer to the audited financial statements for VMTGZ Mortgage Investors L.P. II (the "Partnership" formerly known as Banyan Mortgage Investors L.P. II), for the year ended December 31, 1995 which are included in the Partnership's 1995 Annual Report as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report. These interim financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

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

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                          Notes to Financial Statements
                               September 30, 1996
                                   (Unaudited)



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

                  The Partnership records its investment in Investors Liquidating Trust at its pro rata portion of the cash assets available for distribution in the trust. Despite the fact that the Partnership believes that the notes and mortgages remaining in the trust may have value, they are not accorded any carrying value due to the uncertainties regarding the timing and amount of any potential recovery. At September 30, 1996 and December 31, 1995, that pro rata portion amounted to $1. The Partnership records its portion of all receipts from the trust as a reduction in the Provision for Losses on Mortgage Loans, Notes and Interest Receivable, when distributions are declared.

                  During the nine months ended September 30, 1995, Partners Liquidating Trust and Chicago Wheaton Liquidating Trust together declared, and the Partnership received, $338,100 in additional distributions from these trusts. Of those distributions, $77,855 was remitted to the "Settling Class" pursuant to a settlement agreement. Also during the nine months ended September 30, 1995, the Partnership sold its beneficial interests in Partners Liquidating Trust and Chicago Wheaton Liquidating Trust to third parties for $39,812 and $225,000, respectively. No such distributions were declared by or received from Investors Liquidating Trust during the nine months ended September 30, 1996.

   C.    Income Taxes

                  No provision or credit for Federal income taxes has been recorded in the Partnership's financial statements because the results of its operations are included in the income tax returns of the Partners.

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                          Notes to Financial Statements
                               September 30, 1996
                                   (Unaudited)



   D.    Book Value and Net Income(Loss) per Unit

                  The Book Value per Unit is calculated by dividing Total Partner's Capital by the number of Depositary Units outstanding at the end of the respective quarter or year. Net Income(Loss) per Unit is computed by dividing Net Income(Loss) by the weighted average number of units outstanding during the respective quarter or year.

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

   BMC/Levine Litigation

                  On October 27, 1994, the Board determined that BMC had breached certain of its obligations to the Partnership pursuant to the BMC Services Agreement and resolved, unanimously, to terminate the BMC Services Agreement. In a simultaneous action, the Board resolved to engage KPMG Peat Marwick LLP to provide

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                          Notes to Financial Statements
                               September 30, 1996
                                   (Unaudited)



   certain administrative and other services formerly provided by BMC. Subsequently, the Partnership made various demands upon BMC for return of the Partnership's books and records. On November 9, 1994, when these demands proved unsuccessful, the Partnership and VMLPZ Mortgage Investors L.P. (formerly known as Banyan Mortgage Investors L.P.) commenced litigation against BMC and Mr. Levine, who continues to serve as President of BMC in the Circuit Court of Cook County, Illinois, County Department, Chancery Division (the "Illinois Court"). In its lawsuit against BMC and Mr. Levine, the Partnership sought to recover possession of its funds, books and records which were under BMC's and Mr. Levine's control. The Partnership also sought to recover money damages and other relief against BMC and Mr. Levine. On November 22, 1994, the Illinois Court ordered BMC to make the books and records of the Partnership available for copying by the Partnership. In addition, the Illinois Court ordered Mr. Levine not to interfere with the Partnership's copying of its books and records.

                  BMC answered the complaint in the BMC Lawsuit on November 22, 1994 and denied certain of the material allegations therein and asserted certain defenses. Mr. Levine answered the complaint on or about January 25, 1995 and also denied certain of the material allegations therein and asserted certain additional defenses. On December 1, 1994 BMC filed a counterclaim against the Partnership. In its counterclaim, BMC sought to recover $35,000 in contract termination fees from the Partnership under the BMC Services Agreement and for an order requiring the Partnership to transfer the capital stock of BMC owned by the Partnership to BMC. The Partnership denied the material allegations of BMC's counterclaim and asserted certain additional defenses. The General Partner has conducted settlement negotiations in the BMC Lawsuit and, on September 22, 1996, the parties to the BMC Lawsuit entered into a verbal, non-binding agreement in principle to settle the BMC Lawsuit. If the parties are successful in consummating a settlement in accordance with that non-binding agreement in principle, the Partnership will pay $7,452.35 to BMC in settlement of BMC's counterclaim (which amount has been fully reserved) and will forgive an account receivable due from BMC in the amount of $836. In addition, the BMC Lawsuit will be dismissed with prejudice and the parties will exchange general releases of all claims, including the claims which the Partnership asserted against Mr. Levine in the Bishop Ranch Litigation (see below), and BMC will return all of the

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                          Notes to Financial Statements
                               September 30, 1996
                                   (Unaudited)



   Partnership's original books, records and files to it. Although the Partnership is proceeding with the documentation of the non-binding agreement in principle, there can be no assurance that a final settlement will be consummated.


   The Bishop Ranch Litigation

                  In September 1995, the Partnership, for itself and as trustee of Investors Liquidating Trust, together with Monterey County Partners ("MCP"), commenced litigation in the Illinois Court against BMIF Monterey County Limited Partnership (the "BMIF Monterey Partnership") and BMIF Monterey County Corp. ("BMIF Monterey Corp."), which is the general partner of the BMIF Monterey Partnership (the "Bishop Ranch Litigation"). It is the position of Investors Liquidating Trust that it indirectly owns a substantial economic interest in the BMIF Monterey Partnership through its indirect interest in MCP, which is the limited partner in the BMIF Monterey Partnership. BMIF Monterey Corp., which is a subsidiary of Banyan Mortgage Investment Fund, is the general partner of the BMIF Monterey Partnership. The BMIF Monterey Partnership owns an approximately 565-acre residential development project in Monterey County, California known as Bishop Ranch or Laguna Seca East Ranch.

                  In the Bishop Ranch Litigation, MCP sought the judicial removal of BMIF Monterey Corp. as general partner of the BMIF Monterey Partnership and the appointment of another suitable person or entity as successor general partner to manage the affairs of the BMIF Monterey Partnership. MCP also requests the court to enter a declaratory judgment to the effect that BMIF Monterey Corp. is not entitled to any "Priority Return" or "Preferred Return" (i.e., interest) on any portion of its capital account in the BMIF Monterey Partnership. The Partnership, for itself and as trustee of Investors Liquidating Trust, further requested the court to grant relief under the Illinois and California Uniform Fraudulent Transfer Acts by establishing in favor of MCP an appropriate capital account in the BMIF Monterey Partnership of not less than $4.8 million and to declare set aside any "Priority Return" or "Preferred Return" claimed by BMIF Monterey Corp. MCP also seeks a court-ordered accounting by BMIF Monterey Corp. with respect to its management of the affairs of the BMIF Monterey Partnership and the imposition of a

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                          Notes to Financial Statements
                               September 30, 1996
                                   (Unaudited)



   constructive trust equitable liens upon BMIF Monterey Corp., for the benefit of the BMIF Monterey Partnership, over and upon all of the books, records, properties and funds of the BMIF Monterey Partnership. In February 1996, the court determined that certain claims which the Partnership, for itself and as trustee of Investors Liquidating Trust, had asserted against BMC and Leonard
   G. Levine for breach of fiduciary duty in the Bishop Ranch Litigation were subsumed in the BMC Lawsuit, and dismissed those claims from the Bishop Ranch Litigation. The Partnership and MCP have subsequently amended their complaint to assert claims against Banyan Mortgage Investment Fund (the "Banyan Fund"), the parent corporation of BMIF Monterey Corp., various entities (collectively, the "Lenders") who loaned $20.5 to Banyan Fund in 1994 and who obtained collateral security in the form of a deed of trust (i.e., mortgage) on the Bishop Ranch property, and against RGI Holdings, Inc. ("RGI"), which has purchased the loan and security interest.

                  The parties have conducted various pre-trial discovery in the Bishop Ranch Litigation and the case is currently scheduled for trial in January of 1997. On November 12, 1996, the Illinois Court allowed certain motions filed by the defendants, including a motion to dismiss the claims under the Illinois and California Uniform Fraudulent Transfer Acts and portions of a motion to dismiss certain of the claims against the Banyan Fund, the Lenders and RGI, and ordered the dissolution of the BMIF Monterey Partnership. Management is currently evaluating the effects of the Illinois Court's recent rulings and the Partnerships' options in the Bishop Ranch Litigation. Although management believes the Partnership has meritorious claims in this matter, management is uncertain as to the ultimate outcome of this litigation and the potential for, or amount of, any recovery by Investors Liquidating Trust or the Partnership, if any.

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

                        VMTGZ Mortgage Investors L.P. II
                             (A Limited Partnership)
                          Notes to Financial Statements
                               September 30, 1996
                                   (Unaudited)



   capacity as general partner of the BMIF Monterey Partnership, executed and delivered to the agent for the Lenders, as collateral security for the loan. MCP also seeks to quiet title in the Partnership to the Bishop Ranch property, free and clear of any claims by such secured lenders or their agent.

                  Motions by the defendants to stay the California Quiet Title Action in favor of the Bishop Ranch Litigation were denied without prejudice in January 1996. The defendants subsequently filed demurrers, challenging the legal sufficiency of the pleading. Those demurrers are pending. The parties have also conducted pre-trial discovery and have agreed, subject to certain conditions, to consolidate the California Quiet Title Action with and into the Bishop Ranch Litigation. As noted above in the Bishop Ranch Litigation, management believes that MCP has meritorious claims in this matter, however, management is uncertain as to the ultimate outcome of this litigation and the potential for, or amount of, any recovery or other relief by Investors Liquidating Trust or MCP, if any.

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

                  In 1986, the Partnership sold 12,526,153 depositary units (the "Units"), representing beneficial assignments of limited partnership interests, at $10 per Unit, in a registered public offering under the Securities Act of 1933, as amended. The offering yielded $124,281,863 in gross proceeds (net of volume discounts) to the Partnership. The Units were included for quo tation on the National Association of Securities Dealers Automated Quotations ("NASDAQ") National Market System, and began trading on October 8, 1986. In August 1992, the Partnership adopted a plan of liquidation. Following the initial liquidating distribution under the plan, the Units were removed from the NASDAQ National Market System on September 28, 1992 because the Partnership no longer satisfied requirements for continued quotation in the NASDAQ National Market System. The Units are presently traded over-the-counter, and are no longer quoted in the NASDAQ system or reported in the trading section of any newspaper.

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

    Item 2.         Management's Discussion and Analysis (continued)

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

    Item 2.         Management's Discussion and Analysis (continued)

   before the American Arbitration Association in respect of the termination of his employment. In May 1995, the Levine Arbitration was settled. See Note 3 of Notes to Financial Statements for additional descriptions of the Levine Arbitration and related matters.

                  Certain administrative and accounting services have been provided to the Partnership by KPMG Peat Marwick LLP since October 27, 1994. Prior to that date, certain administrative and accounting services were provided to the Partnership by Banyan Management Corporation ("BMC") pursuant to the Administrative Services Agreement, dated February 27, 1994 (the "BMC Services Agreement"), between the Partnership and BMC. On October 27, 1994, the Partnership terminated the BMC Services Agreement. BMC and Mr. Levine were named as defendants in a lawsuit brought by the Partnership and VMLPZ Mortgage Investors L.P., formerly known as Banyan Mortgage Investors L.P. (the "BMC Lawsuit"), as a result of certain actions by BMC and Mr. Levine relating to the termination by the Partnership of the BMC Services Agreement and certain other matters. See Results of Operations under this Part I, Item 2, Management's Discussion and Analysis, Part II, Item 1, Legal Proceedings, and Note 3 of Notes to Financial Statements for additional descriptions of the BMC Lawsuit and related matters.

   Liquidity and Capital Resources

                  Cash and cash equivalents consist of cash and short-term investments. The Partnership's cash and cash equivalents balance at September 30, 1996 and December 31, 1995 was $1,320,132 and $2,169,802, respectively.
   This decrease of $849,670 in cash and cash equivalents is due primarily to payment of the Partnership's operating expenses, including litigation expenses incurred in connection with legal proceedings affecting the Partnership during the nine months ended September 30, 1996 and the premium for directors and officers liability insurance purchased by the Partnership. See Part II, Item 1, Legal Proceedings, and Note 3 of Notes to Financial Statements. The decrease in cash and cash equivalents due to the payment of the Partnership's operating expenses and litigation expenses was offset in part by interest income earned on the Partnership's cash and cash equivalents.

                  The Partnership's future source of liquidity is expected to be generated through interest earned on short-term investments in investment-grade securities, distributions (if any) from Investors Liquidating Trust and proceeds (if any) from the sale or other disposition of the Partnership's beneficial interest in the trust. It is anticipated that this cash generated may be

    Item 2.         Management's Discussion and Analysis (continued)

   less than the Partnership's operating expenses during the remaining period of liquidation. A portion of the Partnership's cash will be used to meet any shortfall. The General Partner believes that the Partnership's cash and cash equivalents, together with interest earned on short-term investments, will be sufficient to meet the Partnership's reasonably anticipated cash needs for the foreseeable future.

                  As of September 30, 1996, the General Partner has a deficit capital balance in the Partnership of $740,928. It is currently anticipated that the Partnership will be unable to recover this deficit upon liquidation due to the financial limitations of the General Partner. The Partnership has no obligation to cover this deficit on behalf of the General Partner.

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

                  At the end of the third quarter of 1996, the Partnership valued its interest in Investors Liquidating Trust at $1, which reflects its pro rata share of cash assets of the trust available for distribution. The Partnership believes that the remaining assets in the trust may have some value. However, those assets are not accorded any carrying value due to the substantial uncertainties regarding the timing and amount of potential recoveries. See Other Information under this Part I, Item 2, Management's Discussion and Analysis, Part II, Item 1, Legal Proceedings, and Notes 2 and 3 of Notes to Financial Statements for additional descriptions of the Partnership's interest in Investors Liquidating Trust and the Bishop Ranch Litigation.

    Item 2.         Management's Discussion and Analysis (continued)

                  The Partnership's ultimate remaining return of cash to its unitholders is dependent upon, among other things: (i) the receipt of distributions (if any) from Investors Liquidating Trust resulting from recoveries on remaining assets of the trust; (ii) proceeds (if any) or the sale or other disposition of the Partnership's interest in Investors Liquidating Trust; (iii) the final resolution of the various litigation affecting the Partnership (see Part II, Item 1, Legal Proceedings, and Note 3 to Notes to Financial Statements) and (iv) the Partnership's ability to control its operating and liquidating expenses.

   Results of Operations

                  Total income for the nine months ended September 30, 1996 decreased to $62,378 from $84,715 for the nine months ended September 30, 1995. This decrease was due primarily to the decrease in the average amount of cash and cash equivalents held for investment by the Partnership.

                  Total expenses for the nine months ended September 30, 1996 increased to $884,960 from $80,456 for the nine months ended September 30, 1995. The increase in total expenses for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995 was due principally to a decrease in recoveries of losses on loans, notes and interest receivable, and an increase in other professional fees due primarily to the litigation expenses incurred in connection with the legal proceedings affecting the Partnership. See Part II, Item 1, Legal Proceedings and Note 3 of Notes to Financial Statements. During the nine months ended September 30, 1995, the Partnership recorded a $524,512 in aggregate recoveries of losses on loans, notes and interest receivable as a result of the $260,245 cash distributions to the Partnership from the Liquidating Trusts accrued and received in February 1995; a recovery of $39,812 in connection with the sale of the Partnership's beneficial interest in Partners Liquidating Trust in June 1995 and a recovery of $224,455 in connection with the sale of the Partnership's beneficial interest in Chicago Wheaton Liquidating Trust. These recoveries of $524,512 in the nine months ended September 30, 1995 compared to no recovery of losses on loans, notes and interest receivable recorded during the nine moths ended September 30, 1996.

                  Other expenses increased to $884,960 for the nine months ended September 30, 1996 from $604,968 for the nine months ended September 30, 1995. This increase was due primarily to an increase in other professional fees to $516,039 during the nine months ended September 30, 1996 from $165,916 for the nine months ended September 30, 1995, including the prosecution and defense

    Item 2.         Management's Discussion and Analysis (continued)

   of various pretrial motions and discovery. See Part II, Item 1, Legal Proceedings, and Note 3 of Notes to Financial Statements. General and administrative expenses also increased in the amount of $17,332, principally due to travel and other expenses incurred in connection with attendance at hearings and depositions in legal proceedings. Unitholder expenses increased in the amount of $23,440, principally reflecting increased printing and mailing costs to the Partnership in connection with its reporting under federal securities laws and tax laws to Unitholders. These increases were offset in part by decreases in directors' fees, expenses and insurance and settlement costs for arbitration and litigation with related parties.
   Directors' fees, expenses and insurance declined in the amount of $13,451. The decrease in directors' fees, expenses and insurance is attributable to a decrease in the premium for director's and officer's insurance and continued cost control efforts by the General Partner. Settlement costs decreased in the amount of $97,452. The decrease in settlement costs reflects the absence of any such recorded costs in the nine months ended September 30, 1996 compared to settlement costs of $97,452 recorded in the nine months ended September 30, 1995 in connection with the Levine Arbitration and the BMC Lawsuit. See Part II, Item 1, Legal Proceedings, and Note 3 of Notes to Financial Statements.

                  These changes resulted in a decrease in net income for the nine months ended September 30, 1996 to ($822,582) ($0.066 per unit) from $4,259 ($0.000 per unit) for the nine months ended September 30, 1995.

                  Total income for the three months ended September 30, 1996 decreased to $16,402 from $29,163 for the three months ended September 30, 1995. This decrease in total income was due primarily to a decrease in the average amount of cash and cash equivalents held for investment by the Partnership.

                  Total expenses for the three months ended September 30, 1996 increased to $309,896 from ($59,074) for the three months ended September 30, 1995. The increase in total expenses for the three months ended September 30, 1996 when compared to the three months ended September 30, 1995 was due principally to a decrease in recoveries of losses on loans, notes and interest receivable, and an increase in other professional fees due primarily to the litigation expenses incurred in connection with the legal proceedings affecting the Partnership. See Part II, Item 1, Legal Proceedings and Note 3 of Notes to Financial Statements. During the three months ended September 30, 1995, the Partnership recorded a $224,455 in aggregate recoveries of losses on loans, notes and interest receivable as a result of the sale of the Partnership's beneficial interest in Chicago Wheaton Liquidating

    Item 2.         Management's Discussion and Analysis (continued)

   Trust. This recovery of $224,455 in the three months ended September 30, 1995 compared to no recovery of losses on loans, notes and interest receivable recorded during the third quarter of 1996.

                  Other expenses increased to $309,896 for the three months ended September 30, 1996 from $165,381 for the three months ended September 30, 1995. This increase was due primarily to an increase in other professional fees to $189,254 during the third quarter of 1996 from $45,307 during the third quarter of 1995, including the prosecution and defense of various pretrial motions and discovery See Part II, Item 1, Legal Proceedings, and Note 3 of Notes to Financial Statements. General and administrative expenses also increased in the amount of $15,957, principally due to travel and other expenses incurred in connection with attendance at hearings and depositions in legal proceedings. Unitholder expenses increased in the amount of $4,284, principally reflecting increased printing and mailing costs to the Partnership in connection with its reporting under federal securities laws and tax laws to Unitholders. These increases were offset in part by decreases in directors' fees, expenses and insurance. Directors' fees, expenses and insurance declined in the amount of $19,673. The decrease in directors' fees, expenses and insurance is attributable to a decrease in the premium for director's and officer's insurance and continued cost control efforts by the General Partner.

                  These changes resulted in a decrease in net income for the three months ended September 30, 1996 to ($293,494) ($0.023 per unit) from $88,237 ($0.007 per unit) for the three months ended September 30, 1995.

   Other Information

                  During the first nine months of 1996, the Partnership had no operating properties. The Partnership does not segregate revenue or assets by geographic region, and such a presentation is not applicable and would not be significant to an understanding of the Partnership's business taken as a whole.

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

    Item 2.         Management's Discussion and Analysis (continued)

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

                  The Partnership serves as the initial trustee of Investors Liquidating Trust. Prior to October 27, 1994, certain administrative and accounting services were provided to the Partnership by BMC, of which Mr. Levine is president, pursuant to the BMC Services Agreement. On October 27, 1994, the Partnership terminated the BMC Services Agreement. Since that date, the General Partner has been obtaining documents and developing information as to the financial condition and results of operation of Investors Liquidating Trust, and investigating its underlying assets. Such efforts led to the determination of

    Item 2.         Management's Discussion and Analysis (continued)

   the General Partner to initiate the Bishop Ranch Litigation and the California Quiet Title Action on behalf of the Partnership and Investors Liquidating Trust. See Part II, Item 1, Legal Proceedings. Based upon such documents and information obtained to date, it appears that at September 30, 1996 Investors Liquidating Trust's assets were comprised principally of illiquid junior interests in various partnerships that hold indirect interests in certain real property developments controlled by Banyan Mortgage Investment Fund, and certain other miscellaneous assets. Although the General Partner's efforts to collect documents and information regarding the assets of Investors Liquidating Trust continues, at present the General Partner lacks sufficient information regarding the value or collectibility of any of the assets of Investors Liquidating Trust (including but not limited to the ultimate outcome of the Bishop Ranch Litigation and the California Quiet Title Action). Accordingly, the General Partner is unable to predict with any degree of certainty the timing or proceeds, if any, to Investors Liquidating Trust of any disposition of or recovery on any of the remaining assets of the trust (including the timing or proceeds of the Bishop Ranch Litigation or the California Quiet Title Action). The Partnership continues to endeavor to realize on the assets in the trust where it believes that it is prudent to do so.

                                     PART II

   Item 1.  Legal Proceedings

   The BMC Lawsuit

                  On October 27, 1994, the General Partner determined that Banyan Management Corporation ("BMC") had breached various of its obligations to the Partnership under the Administrative Services Agreement (the "BMC Services Agreement"), dated as of February 27, 1994, between the Partnership and BMC, and terminated the BMC Services Agreement. Subsequently, the Partnership made various demands upon BMC for return of the Partnership's books and records. When these demands proved unsuccessful, on November 9, 1994 the Partnership, together with VMLPZ Mortgage Investors L.P., commenced litigation (the "BMC Lawsuit") against BMC and Leonard G. Levine in the Circuit Court of Cook County, Illinois, County Department, Chancery Division (the "Illinois Court").

                  In the BMC Lawsuit, the Partnership sought to recover possession of its funds, books and records which were under BMC's and Mr. Levine's control. The Partnership also sought money damages and other relief. On November 22, 1994, the Illinois Court ordered BMC to make the books and records of the Partnership available for copying. In addition, the Illinois Court ordered Mr. Levine not to interfere with the Partnership's copying of its books and records. BMC answered the complaint in the BMC Lawsuit in November 1994 and denied certain of the material allegations therein and asserted certain defenses. Mr. Levine answered the complaint in January 1995 and also denied certain of the material allegations therein and asserted certain additional defenses. On December 1, 1994 BMC filed a counterclaim against the Partnership. In its counterclaim, BMC seeks to recover $35,000 in contract termination fees from the Partnership under the BMC Services Agreement and for an order requiring the Partnership to transfer the capital stock of BMC owned by the Partnership to BMC. The Partnership denied the material allegations of BMC's counterclaim and asserted certain additional defenses. The General Partner is unable to predict the ultimate outcome of the BMC Lawsuit. At September 30, 1996, the Partnership has a reserve established in the aggregate amount of $7,452 for the BMC Lawsuit; however, on September 22, 1996, the parties to the BMC Lawsuit entered into a verbal, non-binding agreement in principle to settle the BMC Lawsuit. If the parties are successful in consummating a settlement in accordance with that non-binding agreement in principle, the Partnership will pay $7,452.35 to BMC in settlement of BMC's counterclaim (which amount has been fully reserved) and will forgive an account receivable due from BMC in the amount of $836. In addition, the BMC Lawsuit will be dismissed with prejudice and the parties will exchange general releases of all claims, including the claims which the Partnership asserted against Mr. Levine in the Bishop Ranch Litigation (see below) and BMC will return all of the Partnership's original books, records and files to it. Although the Partnership is proceeding with the documentation of the non-binding agreement in principle, there can be no assurance that a final settlement will be consummated. See Note 3 of Notes to Financial Statements for additional descriptions of the BMC Lawsuit and related matters.

   The Bishop Ranch Litigation

                  In September 1995, the Partnership, for itself and as trustee of Investors Liquidating Trust, together with Monterey County Partners
   ("MCP"), commenced litigation against BMIF Monterey County Limited Partnership (the "BMIF Monterey Partnership") and BMIF Monterey County Corp. ("BMIF Monterey Corp."), which is the general partner of the BMIF Monterey Partnership, in the Illinois Court (the "Bishop Ranch Litigation"). It is the position of Investors Liquidating Trust that it indirectly owns a substantial economic interest in the BMIF Monterey Partnership through its indirect interest in MCP, which is the limited partner in the BMIF Monterey Partnership. BMIF Monterey Corp., which is a subsidiary of Banyan Mortgage Investment Fund, is the general partner of the BMIF Monterey Partnership. The BMIF Monterey Partnership owns an approximately 565-acre residential development project in Monterey County, California known as Bishop Ranch or Laguna Seca East Ranch.

                  In the  Bishop  Ranch  Litigation,  MCP  sought  the  judicial removal  of BMIF  Monterey  Corp.  as general  partner  of the BMIF  Monterey
   Partnership and the appointment of another suitable person as successor general partner to manage the affairs of the BMIF Monterey Partnership. MCP also requests the court to enter a declaratory judgment to the effect that BMIF Monterey Corp. is not entitled to any "Priority Return" or "Preferred Return" (i.e., interest) on any portion of its capital account in the BMIF Monterey Partnership. The Partnership, for itself and as trustee of Investors Liquidating Trust, further requested the court to grant relief under the Illinois and California Uniform Fraudulent Transfer Acts by establishing in favor of MCP an appropriate capital account in the BMIF Monterey Partnership of not less than $4.8 million and to declare set aside any "Priority Return" or "Preferred Return" claimed by BMIF Monterey Corp. MCP also seeks a court-ordered accounting by BMIF Monterey Corp. with respect to its management of the affairs of the BMIF Monterey Partnership and the imposition of a constructive trust equitable liens upon BMIF Monterey Corp., for the benefit of the BMIF Monterey Partnership, over and upon all of the books, records, properties and funds of the BMIF Monterey Partnership. In

   February 1996, the court determined that certain claims which the Partnership, for itself and as trustee of Investors Liquidating Trust, had asserted against BMC and Leonard G. Levine for breach of fiduciary duty in the Bishop Ranch Litigation were subsumed in the BMC Lawsuit, and dismissed those claims from the Bishop Ranch Litigation. The Partnership and MCP have subsequently amended their complaint to assert claims against Banyan Mortgage Investment Fund (the "Banyan Fund"), the parent corporation of BMIF Monterey Corp., various entities (collectively, the "Lenders") who loaned $20.5 to Banyan Fund in 1994 and who obtained collateral security in the form of a deed of trust (i.e., mortgage) on the Bishop Ranch property, and against RGI Holdings, Inc. ("RGI"), which has purchased the loan and security interest.

                  The parties have conducted various pretrial discovery in the Bishop Ranch Litigation. and the case is currently scheduled for trial in January of 1997. On November 12, 1996, the Illinois Court allowed certain motions filed by the defendants, including a motion to dismiss the claims under the Illinois and California Uniform Fraudulent Transfer Acts and portions of a motion to dismiss certain of the claims against the Banyan Fund, the Lenders and RGI, and ordered dissolution of the BMIF Monterey Partnership. Management is currently evaluating the effects of the Illinois Court's recent rulings and the Partnership's options in the Bishop Ranch Litigation. Although management believes the Partnership has meritorious claims in this matter, the General Partner is uncertain as to the ultimate outcome of this litigation and the potential for, or amount of, any recovery by Investors Liquidating Trust or the Partnership.

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

                  The parties have filed certain pretrial motions and demurrers, and conducted various pretrial discovery. The parties to the California Quiet Title Action have agreed, subject to certain conditions, to consolidate the California Quiet Title Action with and into in the Bishop Ranch Litigation. The General Partner believes that MCP has meritorious claims in this matter. However, the General Partner is uncertain as to the ultimate outcome of this litigation and the potential for, or amount of, any recovery or other relief by Investors Liquidating Trust or MCP.


   Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following exhibit is filed as part of this Report:

         Exhibit 27.1     Financial Data Schedule (EDGAR Filer)

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

        PURSUANT to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

   VMTGZ MORTGAGE INVESTORS L.P. II

   By:   VMTGZ Mortgage Investors II, Inc.
         its General Partner


   By:   /s/Philip H. Brady, Jr.                        Date:  November 14, 1996
         ---------------------------
         Philip H. Brady, Jr.,
         President and Chief
         Financial and Accounting
         Officer

                                  EXHIBIT INDEX


   Exhibit No.                                                          Page No.


     27.1        Financial Data Schedule (EDGAR Filer)                     29